Form 10-K405
period 1997-12-31
STELLEX INDUSTRIES INC
filed 1998-03-31
CIK 94026

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER: 333-41939

                             ---------------------

                            STELLEX INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


           Delaware                                   13-3971931
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                      Identification No.)

                          1430 Broadway, 13th Floor
                           New York, New York 10018
                                (212) 391-1392
               (Address, including zip code and telephone number,
        including area code, of registrant's principal executive offices)

                             ---------------------

                 Securities registered pursuant to Section 12(b)
                                  of the Act:

                                      None.

                 Securities registered pursuant to Section 12(g)
                                  of the Act:

                                      None.

                             ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained,

to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         As of March 1, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See
Part II, Item 5 of this Report.

                                                   CROSS REFERENCE SHEET
                                                            AND
                                                     TABLE OF CONTENTS


                                                                                                                   Page Number
                                                                                                                  or Reference
                                                           PART I
ITEM 1.          Business...................................................................................           1
ITEM 2.          Properties.................................................................................          16
ITEM 3.          Legal Proceedings..........................................................................          17
ITEM 4.          Submission of Matters to a Vote of Security Holders........................................          17
                                                           PART II
ITEM 5.          Market for Registrant's Common Equity and Related Stockholder Matters......................          17
ITEM 6.          Selected Financial Data....................................................................          18
ITEM 7.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.................................................................................          19
ITEM 8.          Financial Statements and Supplementary Data................................................          30
ITEM 9.          Changes in and Disagreements with Accountants on Accounting and Financial
                 Disclosure.................................................................................          31
                                                          PART III
ITEM 10.         Directors and Executive Officers of the Registrant.........................................          31
ITEM 11.         Executive Compensation.....................................................................          33
ITEM 12.         Security Ownership of Certain Beneficial Owners and Management.............................          37
ITEM 13.         Certain Relationships and Related Transactions.............................................          38
                                                           PART IV
ITEM 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................          42


                                     PART I

         As used in this Report, unless the context otherwise requires, "Stellex" refers to Stellex Industries, Inc. (successor to Kleinert Industries, Inc.) and the "Company" refers to Stellex and its direct and indirect subsidiaries. Stellex is a holding company, all of whose operations are conducted through its operating subsidiaries. All references to historical financial information contained herein are references to financial information as reported in the historical financial statements of TSMD (as defined) and Kleinert Industries, Inc. ("Kleinert"), as the case may be. On October 31, 1997, Stellex acquired the tactical subsystems and microwave devices businesses of Watkins-Johnson Company (the "W-J Acquisition"). The W-J Acquisition, the Kleinert Acquisition (as defined), the offering of Stellex's 9 1/2% Senior Subordinated Notes due 2007, which was consummated on October 31, 1997 (the "Offering"), and the consummation of the New Credit Facilities (as defined) and the incurrence of indebtedness thereunder to partially fund the W-J Acquisition are hereafter collectively referred to as the "Transactions".


ITEM 1.  BUSINESS

Overview

         The Company, through its subsidiaries Stellex Microwave Systems, Inc. ("Stellex Microwave") and Stellex Aerospace ("Stellex Aerospace"), is a leading provider of highly engineered subsystems and components for the aerospace, defense and space industries. Stellex Microwave is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. Stellex Aerospace is a leader in the machining of turbomachinery, aircraft hinges and other structural components for the aerospace and space industries. For the year ended December 31, 1997, after giving pro forma effect to the Transactions, the Company would have had sales of $120.5 million and net income of approximately $1.5 million. As of December 31, 1997, the Company had $92.6 million in order backlog.

         The Company's objective is to provide extensive engineering, low cost manufacturing and systems integration to the consolidated base of original equipment manufacturers ("OEMs") within its industries. The Company believes that it is well positioned to benefit from certain trends in its markets including increases in the production of high-priority platforms, airframes and spare parts, the use of sophisticated electronics, the consolidation of OEM suppliers, and the outsourcing of subsystems.

   Stellex Microwave

         Stellex Microwave is a worldwide leader in the design, manufacture and marketing of proprietary microwave electronic subsystems for use in radar-guided munitions and signal intelligence equipment. As the largest independent supplier of microwave subsystems for tactical missiles, Stellex Microwave's products are critical to the onboard navigation, communications and target location systems of many of the highest priority missile systems developed by the United States Department of Defense ("DoD"). The Company's proprietary products, low cost manufacturing and extensive engineering capabilities have enabled it to become the sole or primary source for the principal programs it supplies. These programs include the Advanced Medium Range Air-to-Air Missile ("AMRAAM"), the Patriot missile and the Standard Missile, the most widely used radar-guided missiles of their type in the U.S. armed forces. In addition, the Company is currently participating in production programs for the AEGIS radar system and the TARTAR fire control system, and has been recently selected to participate in the program to produce the Longbow Hellfire missile, one of the U.S. Army's most significant new missile systems.

         Stellex Microwave is also a leading manufacturer of multi-function modules ("MFMs") and of single- function modules ("SFMs"), such as high radio frequency mixers, amplifiers, tuners, converters, filters and oscillators, which are sold to system designers and manufacturers. Stellex Microwave has provided the intelligence, electronic warfare, space and communication markets with a broad assortment of such devices since 1957. For the year ended December 31, 1997, Stellex Microwave had sales of $88.7 million.

   Stellex Aerospace

         Stellex Aerospace is a leading provider of high precision products and services to certain niche markets within the aerospace and space industries. Through Bandy Machining International ("Bandy"), Stellex Aerospace is the world's leading contract manufacturer of commercial and military precision aircraft hinges. Hinges manufactured by Bandy, some of which are produced exclusively by Bandy, are installed on every type of aircraft currently produced by the leading aircraft OEMs, including The Boeing Company ("Boeing"), Airbus Industrie ("Airbus"), Lockheed Martin Corporation ("Lockheed Martin"), and Northrop Grumman Corporation ("Northrop Grumman"). Through Paragon Precision Products ("Paragon"), Stellex Aerospace is a leader in the machining of complex turbomachinery. Paragon's flexible manufacturing operations permit the production of both (i) highly engineered, close tolerance prototype components, which are generally manufactured from expensive, exotic alloys and are found in high performance gas turbine engines and liquid fuel rocket engines, and (ii) higher volume standard components used in aircraft and industrial power actuation systems and high performance turbine engines. Through Scanning Electron Analysis Laboratories, Inc. ("SEAL") and General Inspection Laboratories, Inc. ("GIL"), Stellex Aerospace also provides a comprehensive range of services for testing of sophisticated manufactured aerospace components. For the year ended December 31, 1997 (collectively comprised of Kleinert (predecessor) sales for the six months ended June 30, 1997 and Stellex (successor) for the six months ended December 31, 1997), Stellex Aerospace had sales of $31.9 million.


Industry

   Defense Industry

         United States defense budget appropriations are forecasted to remain relatively constant or increase slightly in the near term, reversing the recent decline in spending which precipitated the dramatic consolidation among prime contractors. In order to enhance readiness and modernize their forces, military agencies are expected to continue to maximize resources by modifying and upgrading existing systems and platforms and relying upon sophisticated electronic equipment for existing and new systems. In furtherance of their objectives, agencies are expected to require enhanced performance and cost reductions from their prime contractors. The Company believes that this cost and technology pressure will cause continued consolidation of the defense industry's supply base and cause prime contractors to (i) focus on the design and manufacture of overall weapon systems and (ii) outsource the manufacture and integration of subsystems to independent commercially-oriented suppliers. The Company believes that the current procurement environment favors the Company's proprietary design and manufacturing processes, which are characterized by limited reliance on government funded research and development.

         Historically, many microwave systems for defense, intelligence and space applications were assembled on a component by component basis. Prime contractors integrated these components with cables, connectors and older packaging technologies. The inherent manufacturing inefficiencies and reliability issues of this process have led OEMs and prime contractors to require increased integration and functionality from their suppliers. In addition to improved reliability, such integration has reduced the cost of microwave subsystems to the prime contractor and of the overall program to the DoD. Management believes that the benefits made apparent by the trend toward subsystem integration in the defense market will lead to a similar trend in a variety of commercial applications.

   Aerospace Industry

         The commercial aircraft industry experienced severe difficulties in the early 1990s. Airplane deliveries as a percentage of the world airline fleet peaked at 9% in 1991 and fell to 4.7% by 1994. However, since 1994, the commercial aerospace market has shown significant signs of recovery. According to the Boeing Commercial Airplane Group 1997 Current Market Outlook (the "Boeing Report"), annual deliveries of commercial aircraft are expected to increase from approximately 400 in 1996 to be between 700 and 800 in 1998. In addition, for the period from 1996 through 2000, revenue passenger miles are expected to increase from 1.6 trillion to 2.1 trillion and the worldwide fleet of aircraft are expected to increase from 11,500 at the end of 1996 to approximately 14,000 at the end of 2001 (net of approximately 1,375 retirements). The Company believes that the following factors, among others, are causing this increase in new aircraft orders: (i) projected worldwide airline traffic growth; (ii) projected cargo traffic growth; (iii) projected increase in the load factor of aircraft currently in service; (iv) the aging of the current commercial aircraft fleet; (v) the cost effectiveness of using new aircraft; and (vi) the improved operating performance of airlines worldwide.

         In the military segment of the aerospace market, demand for aircraft components declined significantly in the early 1990's, largely as a result of reductions in defense budgets. The DoD and other government agencies responded to decreases in their budgets by utilizing substantial built-up inventories of replacement parts, which in many cases satisfied existing demand for several years. The Company believes that current inventories of military aircraft replacement parts and components are at the lowest levels in several decades and that increased purchasing is likely over the next several years.

Markets, Products and Services

         The following is a description of the principal markets served by the Company as well as the products and services the Company delivers for those markets.

Markets

         Guided Munitions. With advances in radar technology increasing the likelihood that launching platforms will be detected and destroyed, military forces are demanding that future missiles be longer-range than present models and contain more sophisticated guidance systems. Because radar-guided missiles are able to engage targets at a greater distance than other tactical weapons, the radar-guided missile has become the tactical weapon of choice of the world's military forces. As the world's largest merchant supplier of integrated microwave subsystems for radar-guided tactical missiles, Stellex Microwave has been recognized as a leader in designing and manufacturing high-performance, fully-integrated guidance, communications and fusing subsystems for defense applications which strive to meet these evolving requirements. Subsystems such as these are produced in high volume, since combat aircraft carry eight to ten missiles each, and are continually upgraded, since guided missiles act as cost-effective force multipliers by defending significantly more expensive aircraft and ships.

         Electronic Warfare and Radar. Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missiles' tracking systems through various high radio frequency and microwave signal processing techniques. The Company addresses the electronic warfare and radar market through a combination of catalog microwave devices and electronic equipment in which these devices are integrated.

         Space Applications. Commercial revenues in the global space industry exceeded government expenditures for the first time in 1996. The largest commercial space companies, including Hughes Aircraft Company, Lockheed Martin, and Loral Space Systems, are expanding their commercial space activities to take advantage of this anticipated growth. The Company is currently a preferred supplier to Hughes and Lockheed Martin's space businesses as well as their defense businesses. The Company is also a member of the Strategic Advisory Council of the Satellite division of Motorola, Inc. ("Motorola"). Management believes that major space system integrators, which currently purchase the majority of their microwave equipment on a component by component basis from a fragmented supply base, will seek lower costs by moving from the purchase of individual components to integrated subsystems. The Company believes that it can develop MFMs and, eventually, entire subsystems for space applications similar to those for its guided munitions markets and use these products to increase its space-related market share.

         The Company presently addresses the space market with products from its microwave devices product line, principally amplifiers and mixers for use in military and commercial satellites. Most of its products currently sold in this market are customized, space-level quality adaptions of the Company's standard microwave devices.

         Commercial Applications. The global subscriber base of wireless telephony users is expected to continue its rapid growth, having increased due primarily to increasing competition among service providers, decreasing prices for handsets, a more favorable regulatory environment and greater availability of services and radio frequency spectrum. The growth in wireless communications has required substantial investment by service providers in infrastructure equipment.

         The Company believes that the superior transmission capacity of high frequency microwave equipment and the lower cost of integrated systems can facilitate the large increases in wireless and PCS transmission volume and the cost effective construction of communication infrastructures. The Company therefore expects increased use of integrated microwave technology for many infrastructure applications.

         The Company's current commercial products include a combination of catalog microwave devices and electronic equipment in which these devices are integrated. The Company's components are used in commercial products such as microwave frequency test equipment, communications equipment such as amplifiers in fiber-optic transmission systems, and avionics products.

         Intelligence Applications. The Company's broadband microwave tuners and signal-analysis equipment are used by military and other governmental agencies to perform range-monitoring, frequency-measurement, signal localization and interference-analysis functions, often in complex, high-signal-density environments. Stellex Microwave continues to sustain its technological and marketing leadership in this market through Company-funded design and development efforts producing advanced receivers and related equipment featuring the small-size, light-weight and low-power-consumption characteristics demanded by its customers at competitive prices.

         Niche Aerospace Manufacturing. Stellex Aerospace's niche manufacturing operations have focused on discrete, growth-oriented markets in the aerospace industry having limited competition and which utilize the Company's sophisticated machining capabilities. Over the past two decades, Paragon has applied its machining and production expertise to three distinct business segments: spacecraft and prototype components, engine airfoil components and engine and power actuation components. Bandy markets standard hinges, custom hinges, and access doors and panels to four main business segments in the aircraft market, commercial OEM production, commercial spare parts, military OEM production and military spare parts.

         Testing and Engineering Services. Through GIL and SEAL the Company performs a broad range of material defect testing and analysis on a variety of materials used in the aerospace, plastics and other industries. The Company is actively involved in research and development and general engineering services for new product development, the improvement of existing products and value-added engineering services. The Company's services to the aerospace industry include destructive physical analysis for the space station, the testing of space shuttle components and space satellites and non-destructive testing of materials used in commercial and military aircraft.

Products and Services

         The following describes the Company's principal product and service lines, the markets which these products and services serve, and the Company's principal programs by product and service line.

   Integrated Subsystems

         Missile Subsystems. The Company's core business is the manufacture and marketing of fully operational and proprietary integrated microwave subsystems for tactical radar guided missiles. In recent years the microwave content of complete missile systems has remained fairly stable at approximately 10% even as microwave subsystems have continued to become more integrated to achieve higher performance. Representative programs for which the Company produces missile subsystems include:

       o AMRAAM. The AMRAAM is an air-to-air missile for which the Company produces the operational signal generator, target detection devices and pilot/missile data link. AMRAAM is a next-generation weapon for fighter aircraft, capable of being launched from beyond visual range, in day or at night and in all weather. The most significant difference between AMRAAM and earlier radar-guided missiles is that earlier missiles homed to the radar emissions sent from the launching aircraft and reflected by the target, whereas AMRAAM has an active radar of its own and can guide itself to the target during the terminal phase of flight. This "fire-and-forget" radar guidance system allows the pilot to break away immediately after launch, enhancing survivability and acting as a force multiplier by permitting engagement of other targets. AMRAAM is operational with the U.S. military's front-line fighters and has been procured by fourteen countries. To date more than 8,000 AMRAAMs have been produced, and production is expected to continue at 500-1,000 systems per year for the next five to seven years.

          The AMRAAM is currently produced by Hughes Missile Systems Company ("Hughes") and Raytheon Company ("Raytheon"). Stellex Microwave has been involved with the AMRAAM since its inception in 1978, when it was invited to become a member of the Hughes AMRAAM development team based on its pioneering development of integrated microwave subsystem technology. Stellex Microwave initially developed and produced two of the AMRAAM's four microwave subsystems for Hughes. In 1985, Stellex Microwave partnered with Hughes on an Air Force-funded value engineering program which resulted in the capture by Stellex Microwave of the remaining two subsystems for Hughes. In 1996 Raytheon, the AMRAAM second source, elected to reduce costs by outsourcing the manufacture of all but one of the AMRAAM's microwave subsystems to Stellex Microwave. Today Stellex Microwave produces approximately 90% of the microwave subsystems onboard the AMRAAM.

       o Standard Missile. Standard Missile is a ship-launched missile for which the Company produces the antenna receiver assembly, the rear receiver and the data link. Standard Missile, an all-weather, medium-to long-range missile, is the primary surface-launched, area air-defense weapon for the U.S. Navy and many allied countries, offering protection from airborne threats for an entire fleet area at a range of nearly 80 miles. The next-generation Standard Missile, the SM-2 Block IV, is now entering low-rate initial production, with full production typically running between 200 and 300 units per year.

          Stellex Microwave has been active on the Standard Missile program since the 1970s, when it began supplying the prime contractor with SFMs. When Raytheon was selected as an alternate source for the Block IV version of the Standard Missile in 1986, it chose Stellex Microwave to develop the missile's complex antenna receiver assembly. The prime contractor unsuccessfully attempted to produce this subsystem in-house, and Stellex Microwave is now the sole source supplier of this subsystem.

      o Longbow Hellfire. Longbow Hellfire is an air-to-ground missile for which the Company produces the GaAs MIMIC millimeter wave transmitter. Longbow Hellfire provides an autonomous "fire-and-forget" capability in adverse-weather and high obscurant environments and features a state-of-the-art tandem shaped-charge warhead, providing highly effective lethality against current and projected reactive tank armors. Longbow Hellfire, the first "fire-and-forget" missile mounted on a helicopter, is the principal air-to-ground weapon for the Apache helicopter, is qualified on the Kiowa Warrior and Cobra helicopters and is cleared for flight on the

          Blackhawk helicopter. Longbow Hellfire is entering low-rate production, with over 13,000 U.S. Army units planned.

          Lockheed Martin initially selected TRW, Inc. ("TRW") as vendor for the Longbow Hellfire transmitter assembly, largely based on TRW's GaAs chip manufacturing capability. Based on its ability to manufacture reliably the volumes required by the procurement contract, Stellex Microwave was selected as the new vendor in July 1997 as the program moved to low-rate production. As the program enters full production, the Company anticipates material increases in production rates.

       o Patriot PAC-3. Patriot is the cornerstone of the U.S. Army's integrated air defense system, for which the Company produces the Ka band down converter. The Patriot surface-launched air defense missile system is a long range, all altitude, all weather system which recorded an historic first wartime intercept of a tactical ballistic missile during Operation Desert Storm. The new Patriot Advanced Capability (PAC-3) kinetic energy, high-altitude anti-missile missile has no warhead and uses "hit-to-kill" technology to destroy incoming advanced aircraft, tactical ballistic missiles and cruise missiles.

       Intelligence Subsystems. The Company builds miniature broadband microwave tuners with high quality phase noise performance to pick up signals that are transmitted with more advanced, high-data modulation techniques. The Company's intelligence subsystems, which feature Stellex Microwave's unique MFM and subsystem manufacturing technologies, employ highly integrated "snap-together" packaging to create size and weight advantages over competitors. These products are used in intelligence applications requiring sophisticated technology, such as the Joint Airborne SIGINT Architecture program which monitors electronic transmission over a wide range of frequency.

       Multi-Function Modules ("MFMs"). MFMs combine mixers, amplifiers, limiters, switches, and oscillators in a single hermetic package. In their manufacture the Company uses patented packaging technology to optimize its time-to-market and manufacturing cost advantages. Although MFMs are not currently marketed as stand-alone products, the Company integrates multiple MFMs with control circuiting and mechanical interface housings to produce subsystems. In addition, the Company is developing plans to configure MFMs for specific space satellite applications. Management believes that Stellex Microwave's record of high-reliability and first pass qualification testing of its MFM design methodology provides the Company with significant opportunities to satisfy the requirements of its targeted space customers.

   Microwave Devices

       Modular Components. The Company's modular components, produced for a variety of microwave applications, consist primarily of single function mixers, amplifiers and frequency doublers, as well as custom designs, operating in a frequency range from DC to 44 Ghz. These products are built to inventory with published specifications and sell for prices ranging from approximately $20 to several hundred dollars each. Because of the inherent high levels of quality of these products, they are often used for high-reliability and space-qualified applications such as satellites. For these applications, requirements for parts traceability and extensive screening result in superior product quality and reliability, often at a premium price when compared to the standard catalog version of the same part.

       Single Function Modules ("SFMs"). The Company's SFMs consist primarily of connectorized components such as frequency converters, VCOs, YIG devices and microwave amplifiers for use in older applications or where minimized size and weight are not critical. Representative programs for which the Company produces SFMs include:

       o APG-73 Radar System. The APG-73, utilized in the F/A-18 Hornet, is a pulse-doppler radar for which the Company produces the frequency converter used in the radar receiver. The APG-73 is an all-weather search-and-track sensor that uses programmable digital processors to provide the features and flexibility needed for both air-to-air and air-to-surface missions. Doppler radar permits a pilot to identify targets against the ground clutter to intercept low flying targets. The APG-73 radar supports multi-target tracking which enables the launch and support of several AMRAAM missiles simultaneously.

      o AEGIS SPY Radar System. The AEGIS SPY is an automatic detect and track, multi-function phased-array radar system for which the Company produces a frequency converter. This high powered (four megawatt) radar is able to protect an entire aircraft carrier group by performing search, track and missile guidance functions simultaneously with a track capacity of over 100 targets. Its computer-based command and decision interface makes the AEGIS combat system capable of simultaneous operation against a multi- mission threat involving anti-air, anti-surface and anti-submarine warfare. The combat-proven, shock-capable, and reliable SPY missile protection radar is operational aboard all 27 cruisers and 16 destroyers in the U.S. Navy's AEGIS fleet.

   Electronic Equipment

       Electronic equipment combines the Company's microwave devices with operator interface, digital commands and control electronics. Because the devices are typically interconnected using cables, these products are larger in size and weight than those built using modular subsystem technology. These larger products continue to be used for many older systems, especially those based on land and ships. Management believes that over time the Company's electronic equipment products will incorporate more sophisticated MFM and subsystem design technology. Representative programs for which the Company produces electronic equipment include:

       o Microwave Receivers. The W-J8969 2-18 GHz microwave receiver has been selected by several U.S. and international intelligence agencies to monitor both communications and electronic intelligence signals. In production since 1989, this receiver features high sensitivity and low phase distortion.

       o TARTAR. The MK-74 TARTAR, the U.S. Navy's first line of defense against anti-ship cruise missiles, is a fire control system for which the Company produces the mast-mounted phase coherent five-channel receiver assembly. There are over 70 MK-74 systems operational around the world.

   Turbomachinery and Engine Components

       The Company, through Paragon, specializes in sophisticated five-axis machining of turbomachinery components. Paragon's flexible manufacturing operations permit the production of both (i) highly engineered, close tolerance prototype components which are generally manufactured from expensive, exotic alloys and are found in high performance gas turbine engines and liquid fuel rocket engines and (ii) higher volume standard components used in aircraft and industrial power actuation systems and high performance turbine engines. Paragon's turbomachinery components include engine rotors, impellers, stators, valve bodies, actuator housings and intricate blades and vanes used in jet engines. Paragon currently produces eight different part numbers for the TFE-1042 turbofan engine manufactured by AlliedSignal, Inc. ("AlliedSignal") and is the sole source provider of twelve parts for the Titan engines produced by Aerojet General Corporation ("Aerojet") (a subsidiary of GenCorp, Inc.). Paragon is also a primary source supplier for the Rocketdyne division of Boeing ("Rocketdyne") on several projects including six parts for its first stage Delta rocket engine and numerous turbomachinery components for the space shuttle's main engine.

   Structural Aerospace Parts

       The Company, through Bandy, manufactures precision hinges, access doors and panels, specialty machined structural and interior aircraft components, and other custom machined parts. Bandy produces more than 20,000 different hinge designs ranging from one inch to more than 40 feet in length for such applications as aircraft galleys, access, cargo and passenger doors, flaps, racks, ramps, cases, landing gear, seats and lavatories. Bandy's "special" or "custom" hinges are used extensively on aircraft, helicopters, jet engine systems, missiles and many other commercial, industrial and military applications ranging from the space shuttle to nuclear submarines. Bandy's door products range in size from two inches up to 36 inches in length and are made for the F-16 airplane, among others, as well as missiles, unmanned aerial vehicles, torpedoes, precision instrument housings and many other applications to provide inspection visibility and servicing access. Bandy's specialty machined components include spars, stringers, support rails, posts and related items for aircraft.


   Testing and Engineering Services

       Stellex Aerospace performs testing and engineering services through SEAL and GIL. SEAL offers a comprehensive range of material defect testing and analysis, utilizing electron microscopy, residual gas analysis and other highly sophisticated processes, on a variety of materials used in the aerospace, plastics, medical device and other industries. In addition, SEAL is actively involved in research and development and general engineering services for new product development, the improvement of existing products and value-added engineering services. SEAL is one of only three engineering companies approved by National Aeronautics and Space Administration ("NASA") to conduct destructive physical analysis for the space station and has been actively involved in the testing of space shuttle components, commercial and military satellites and liquid fuel tanks on several NASA rocket booster programs. SEAL provides services through a staff of over 50 employees, which includes experts in the fields of materials and metallurgical science, electronic components, failure analysis, analytical techniques and related sciences. GIL is a full-service inspection and metal treatment laboratory, specializing in non-destructive testing and inspection of materials and manufactured components using advanced analytical techniques and state-of-the-art equipment. GIL's testing processes, including radiography, ultrasound, liquid and magnetic particle penetrant and pressure testing, assist in determining internal or external flaws, fractures, material containments or manufacturing defects in materials and/or component parts to ensure component quality. GIL, which primarily services the aerospace industry, is one of the leading independent, full-service non-destructive testing ("NDT") laboratories in the United States.

Technology

       Microwaves are electromagnetic waves with wavelengths in the centimeter range and frequencies ranging from 300 MHZ to 40 Ghz. The high frequency nature of microwaves is preferred in many electronic equipment applications because it permits the design of smaller equipment, provides for high-speed data transmission and accurate positioning information, and operates under all weather conditions. As a result, microwave transmission technology has been used for many years in the defense, space, intelligence and telecommunications markets for various purposes, including missile guidance, identification of targets or other aircraft, navigation, radar, electronic countermeasures and high volume point to point communications.

       A representative example of the application of microwave technology is the microwave assembly subsystem of the AMRAAM. The microwave assembly's function is to generate the microwave signals that are used by the missile's onboard navigation, communications and target location microwave subsystems. The individual components of the microwave assembly which permit it to perform its signal generation function include the oscillators, which create the signals, the amplifiers which set the proper power level, switches for channeling the signals and mixers which are used for frequency conversion. The microwave assembly is typical of a high-performance subsystem, in that it includes many of the typical building blocks for a microwave system. In addition to those found within the microwave assembly, individual components used in a system might include filters, couplers and isolators. These types of components are the building blocks of complex MFMs and subsystems used in a variety of applications.

       Historically, many microwave systems were assembled on a component by component basis. Prime contractors integrated these components with cables, connectors and older packaging techniques. The resulting inefficiencies and reliability issues of this process led to increased integration in certain applications. A fully integrated subsystem refers to a collection of MFMs packaged together on a mechanical mounting structure and integrated with control and power conditioning electronics. Each MFM is a hermetically sealed structure containing a custom substrate base, which is used as a transmission medium, along with active chips such as diodes and transistors. The single integrated subsystem performs all of the functions otherwise performed by up to 20 individual electronic components. The development of integrated subsystems has resulted in microwave systems which, relative to assembled components, provide the OEM with a product which is:

       o Physically smaller and lighter. The elimination of connectors, cables and extraneous packaging allows the size and weight of the system to be significantly reduced.

       o More reliable during operation. Subsystem packaging is better suited for heat dissipation and meeting shock and vibration requirements. In addition, because fewer individual packages and components are used, the number of interconnects and hermetic seals are greatly reduced. Connectors and seals are the source of a large percentage of performance failures in microwave subsystems.

       o Easier for the OEM to test and assemble. Because the system is fully functional when received from the supplier, the OEM only needs to test one system instead of a series of components, and because the system is fully assembled and a single system performs many functions, the OEM only needs to fit it into the application instead of assembling a series of packages with fewer functions.

       o Less expensive. More reliable manufacturing processes produce greater yields, which reduce costs for the manufacturer.

      o More functional. The elimination of cables and connectors directly results in the improvement of key performance parameters such as phase and amplitude stability. The manufacture of integrated subsystems affords the supplier several advantages when competing for high volume, high performance microwave subsystem supply contracts. Strict adherence to a rigorous set of proven design rules results in faster product development times and greater yields when programs move from the development phase into high volume production. Because this design methodology has been proven in many applications, a high rate of first-pass qualification testing is often achieved. In addition, technologies developed during the design of a particular system are often useful in follow-on applications.

       The level of integration in certain applications, particularly in the space segment of the aerospace industry, remains relatively low. Management believes that the same benefits which led to the integration of microwave products for the guided munitions market are achievable in other commercial markets such as space satellites and certain high-frequency microwave equipment used for telecommunications infrastructures. See Part I, Item 1. "Business--Markets, Products and Services."

       Stellex Microwave had company-sponsored research and development expenses of $4.8 million, $3.5 million and $2.4 million for the years ended December 31, 1995, 1996 and 1997, respectively; customer-sponsored research and development at Stellex Microwave totaled approximately $10.4 million, $8.0 million and $7.9 million, respectively, for such periods. Research and development expenses at Stellex Aerospace for such periods were not significant.

Manufacturing

   Stellex Microwave

       Stellex Microwave designs, manufactures and tests microwave subsystems and components at its manufacturing facilities located in Palo Alto, California. Stellex Microwave's integrated subsystem factory consists of a 6,000 square foot modern "clean room" facility which contains highly automated manufacturing and testing equipment. This facility currently produces 400 complex microwave subsystems per week, employs a flexible manufacturing line process capable of thin-film and solder assembly as well as full microwave testing and data analysis. High reliability and space qualified microwave components are also produced at the Company's Palo Alto facility. In addition, Stellex Microwave utilizes contract manufacturers in the Philippines, Thailand and China for high volume, labor intensive microwave components such as cascadable amplifiers and mixers.

       The subsystem approach to microwave system design seeks improved performance at lower cost by transferring to the microwave supplier the responsibility for the inter-operability of the individual microwave components. Beginning in the mid-1970's, numerous suppliers have claimed this capability. However, the design and manufacture of subsystems has posed several key challenges to suppliers. For example, a broad range of microwave component capabilities is required to address subsystem engineering requirements. Most suppliers lack extensive component expertise, especially in the area of frequency converters. In addition, while many suppliers have solved electrical problems associated with subsystem development and production, few have been effective in addressing mechanical issues such as substrate attachment. Finally, many suppliers have focused on satisfying subsystem functional requirements without adequate attention to manufacturing requirements, leading to a lack of manufacturing standardization, costly design changes and high manufacturing costs.

       Stellex Microwave has successfully addressed many of the problems facing microwave subsystem suppliers. Stellex Microwave has maintained a broad capability of microwave component design. The technology leadership of Stellex Microwave mixers is particularly important, as the components are vital to low-distortion frequency conversion. In addition, Stellex Microwave's Mechanical Design Department has created a uniform packaging methodology that solved mechanical issues and led to high-yield manufacturing. The management of Stellex Microwave enforces the use of this design methodology. All new product designs utilize qualified design techniques and can be manufactured in a highly-automated factory. For example, despite their different geometric shapes and electronic designs, modules for AMRAAM, Standard Missile and Longbow Hellfire are all assembled on the same line, using common processes.

       Stellex Microwave produces its microwave devices in a separate facility that is configured to support the wide variety of microwave components that it manufactures. It is staffed by experienced manufacturing personnel, many of whom are certified in multiple processes. The factory has been qualified to meet rigorous reliability requirements imposed by the Company's customers and government agencies, including requirements relating to satellite applications. The Company also uses offshore independent contractors to manufacture and test microwave components.

       In 1996, Stellex Microwave received ISO-9001 certification for its microwave products manufacturing facilities. The Company's offshore independent contractors have also received ISO-9001 certification. ISO-9001 is a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. Although this certification is not currently required by any of its customers, the Company believes that it will be beneficial to the acquisition of future business, particularly as the consolidation and outsourcing trends in the defense industry continue. To help ensure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs, the Company seeks to achieve vertical integration in the manufacturing process wherever appropriate.

   Stellex Aerospace

       Stellex Aerospace manufactures turbomachinery components for rocket booster engines, precision aircraft hinges, structural and interior aircraft components, access door assemblies, door panels and hinges for special industrial applications. Stellex Aerospace's manufacturing facilities are highly automated and incorporate a variety of quality control systems.

       Paragon manufactures both highly sophisticated, close tolerance prototype components, often machined from expensive metal alloys, as well as higher volume standard components. As a result of the variety of products it manufactures, Paragon's manufacturing operations are flexible and generally adaptable to a variety of applications. It employs advanced machinery, including four and five axis machining centers, multiple spindle high volume production machining centers, wire electrical discharge machining ("EDM") machines and computer numerical control ("CNC") turning centers. Paragon's computerized CNC machines interface with a sophisticated computer-aided-design/computer-aided-manufacturing ("CAD/CAM") network. As a contract manufacturer, Paragon does not typically design or own the products it manufacturers.

       Bandy's manufacturing facility is geared toward high volume, low cost production. Bandy has developed a high level of proprietary equipment and automated manufacturing systems. A substantial portion of its equipment has been redesigned, customized and/or upgraded in recent years to meet exacting manufacturing requirements and to reduce production costs. Bandy combines the use of numerical control equipment, vertical and universal milling machines and custom-designed hinge equipment with other advanced, high production manufacturing methods to produce standard or customized precision hinges and machined parts. Bandy owns all of its own tooling, which historically has given it a competitive advantage in obtaining spare and replacement part business.

       Certain customers of Stellex Aerospace have developed their own design, product performance, manufacturing process and quality standards and require their suppliers, including Stellex Aerospace, to comply with such standards. As a result, Stellex Aerospace has developed and implemented comprehensive quality system policies and procedures. Paragon received ISO-9002 certification in November 1997, while Bandy is currently seeking ISO- 9000 certification. Stellex Aerospace has received numerous quality awards from its customers, including Boeing and McDonnell Douglas Corporation ("McDonnell Douglas"), and the highest quality designations from Lockheed Martin, Allegheny Teledyne Incorporated ("Teledyne") and Rohr Inc.

Sales and Marketing

       The Company employs distinctly different sales and marketing approaches in each of its businesses, which are tailored to the needs of its customers. The Company markets its products through its own sales force and a network of independent sales representatives and distributors in the United States and certain foreign countries. The Company's sales managers are responsible for coordinating the efforts of the independent sales representatives and for staying abreast of government and commercial programs in their respective regions. They also keep the Company's engineering, manufacturing and management personnel advised of possible future trends and requirements of customers.

   Stellex Microwave--Tactical Subsystems

       The Company's tactical subsystems are sold to a limited number of prime contractors based on anticipated program funding of identified tactical missile and intelligence systems. Marketing for tactical subsystems relies on extensive direct interaction between Company personnel and their counterparts at prime contractors and government agencies which comprise the tactical missile and intelligence markets. Stellex Microwave uses a team-based sales approach to facilitate close management by Company personnel of relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Trade shows and advertising are oriented to positioning Stellex Microwave as the premier supplier of advanced microwave technology for production volume tactical missiles and intelligence systems.

       Sales of tactical subsystems begin with the identification of tactical missile and intelligence programs that are expected to require medium to high volume production of integrated microwave subassemblies. Stellex Microwave focuses on those programs with a high probability of obtaining production funding as targets for new business. Stellex Microwave avoids contracts for one-of-a-kind products and limited production programs.

       Once a program is identified as a target, Stellex Microwave typically works closely with the customer during the product design and qualification phase. Stellex Microwave also regularly becomes involved after initial product design and development when a customer has encountered pre-production problems. Each program is bid with a price proposal. New programs then enter a developmental phase where Stellex Microwave's subassemblies are developed and tested and then integrated into the missile system for further evaluation and testing. Upon completion of the development phase, Stellex Microwave develops a proposal for the production phase of the program. Existing production programs, such as AMRAAM, frequently move through product update cycles which are rapidly engineered and moved into production.

   Stellex Microwave--Microwave Devices

       The Company's microwave devices are sold to a broad range of government agencies and civilian contractors worldwide. Stellex Microwave sells and distributes microwave devices worldwide using an internal sales force, sales representatives and independent distributors. Stellex Microwave typically processes more than 5,000 purchase orders a year from more than 400 different customers. Marketing for microwave devices includes trade shows and advertising focused on positioning Stellex Microwave as the highest quality supplier with the broadest selection of microwave components. The Company uses a 500-page parts catalog which is revised every two years. Catalog sales accounted for a significant portion of the Company's microwave device pro forma sales for the year ended December 31, 1997. In order to capitalize on its reputation developed under the Watkins-Johnson name, pursuant to the terms of the W-J Acquisition, Stellex Microwave will retain the right to sell its products through the 1997-98 device catalog produced by Watkins-Johnson and will also have the right to identify its products as "formerly made by Watkins-Johnson" until the expiration of the 1999-2000 catalog.

   Stellex Aerospace

       The Company believes that Paragon is one of only five companies in the United States with the expertise to compete for and produce highly sophisticated, close tolerance prototype component parts. As a result of recent marketing efforts to broaden its customer base, Paragon now has approximately 20 active prototype customers. Although prototype work is normally associated with short-term, low-volume work, Paragon is often able to secure a preferred position for future production requirements by establishing a strong relationship with the customer during the early prototype development stage. Paragon intends to maximize these opportunities to become a competitive and cost-effective producer of longer-term, higher-volume orders.

       Bandy's sales effort was recently reorganized into a dedicated, single-contact sales representative system. Previously, Bandy operated a pool system whereby a customer's call to place an order or obtain information was referred to the first available salesperson. The new system provides Bandy's sales representatives with the opportunity to become more familiar with the special and unique requirements of their particular accounts as well as ensure that orders are properly processed and schedules maintained. Additional benefits of the new system include a more even distribution of salesperson workload as well as a reduction in the time required to process orders and respond to requests. Bandy employs four persons in-house to answer sales questions and process orders and uses outside sales agents to serve its international customers.

Customers

       The Company's customers include many of the world's largest defense contractors, aircraft OEMs and aircraft component manufacturers. The Company's largest customers in 1997 based on sales were Hughes and Raytheon, which together accounted for approximately 36.8% of the Company's total pro forma sales. In December 1997, Raytheon completed its acquisition of the defense business of Hughes.

       The vast majority of the Company's tactical subsystem sales, which accounted for 37.8% of the Company's total pro forma sales in 1997, were derived from contracts with a limited number of tactical missile and intelligence/reconnaissance prime contractors, such as Raytheon, Hughes, Litton Industries, Inc. ("Litton"), Lockheed Martin, Rockwell-Boeing and TRW. Microwave component sales, which accounted for approximately 35.7% of the Company's total pro forma sales in 1997, were made to a broad range of government agencies and civilian contractors. Stellex Aerospace, whose sales accounted for approximately 26.5% of the Company's total pro forma sales in 1997, sells primarily to aircraft OEMs, aircraft and rocket engine manufacturers and government agencies. In 1997, approximately 62.9% of the Company's pro forma sales were to government agencies and their prime contractors. Such sales are subject to unique conditions and terms.

Competition


   Stellex Microwave

       The markets for Stellex Microwave's microwave subsystems are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as a result of significant development costs associated with integration techniques and designs, these markets have significant barriers to entry. Management believes that competition within the microwave subsystem market is driven primarily by the ability to design and deliver high performance and price competitive products in sufficient quantities in a timely manner. Competition is also affected by the quality of technical support and the ability to design customized products that address each customer's particular requirements. Stellex Microwave faces competition in the subsystems markets in which it competes from independent microwave equipment manufacturers which have integration capabilities, but management believes that its primary competition is from in-house manufacturing operations of OEMs and prime contractors, many of whom are customers of the Company. Management believes that Stellex Microwave's proprietary materials and manufacturing techniques allow it to produce highly sophisticated, cost-effective and reliable microwave subsystems that are not easily replicated. However, Stellex Microwave's future success is dependent upon the extent to which OEMs and prime contractors, many of which have greater financial and technical resources than the Company, elect to purchase from outside sources rather than manufacture and integrate their own subsystems, MFMs and components.

   Stellex Aerospace

       The narrowly defined niche markets within the aircraft industry served by Stellex Aerospace are relatively fragmented, with few competitors for each of the products provided by Stellex Aerospace. In the markets for the spacecraft and prototype components which it produces, Paragon's competition is generally limited to only two or three companies, due primarily to high entry costs and significant technical requirements. In the markets for engine airfoil components and power actuation components, Paragon faces numerous competitors including, in many cases, the in-house manufacturing operations of its customers. In addition, as airfoils represent a substantial cost component of aerospace engines, customers are increasingly focused on reducing costs and increasing competition. Paragon's major customers are intensely price competitive with each other, and this price competition increases their incentives to reduce costs from their suppliers.

       Bandy faces competition in its hinge market business from a limited number of international independent manufacturers and the in-house operations of aircraft OEMs. Bandy also competes with small machine shops for specialty machined components. As a result of recent economic and structural contraction in the commercial and military hinge markets, the number of direct machine shops dedicated to the production of hinges has been significantly reduced. The Company believes that the key competitive factors in this changed market include not only product quality and machining tolerance requirements, but also customer relationships established over many years. The Company believes that Bandy's reputation for high quality products and superior manufacturing capabilities have made it the market share leader of the worldwide aircraft hinge market.

Employees

       As of March 1, 1998, the Company employed approximately 841 persons. Virtually all of the Company's employees reside in the United States and none are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

Government Contracts and Regulation

       A substantial portion of the Company's sales result from contracts with the U.S. government and its prime contractors. These contracts are generally fixed-price type contracts. Under fixed-price type contracts, the contractor benefits from or shares in cost savings but generally bears or shares the risk of cost overruns.

       Contracts with the U.S. government and its prime contractors contain standard provisions for termination at the convenience of the U.S. government or such prime contractor, pursuant to which the Company is generally entitled to recover costs incurred, settlement expenses and profit on work completed prior to termination. Contracts with the U.S. government do not provide for renegotiation of profits.

       Companies supplying products and services directly or indirectly to the U.S. government are subject to other risks such as contract suspensions, changes in policies or regulations and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. government in the future.

       All of the Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Environmental Matters."

       In particular, the Company must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement, contracting or security obligations could result in penalties or suspension of the Company from government contracting, which could have a material adverse effect on the Company's financial position and results of operations.

       The Company is required to maintain a United States government facility clearance at certain of its locations. This clearance could be suspended or revoked if the Company were found not to be in compliance with applicable security regulations. Any such revocation or suspension would delay the Company's delivery of its products to customers. Although the Company has adopted policies directed at ensuring its compliance with applicable regulations, there can be no assurance that the approved status of the Company facilities will continue without interruption. United States government regulations require a license for the export of advanced weapons systems. Changes in United States government policies towards the export of these systems may impact the Company's international business.

Sales to Foreign Customers

       For the year ended December 31, 1997, approximately $20.5 million, or 17.0%, of the pro forma sales of the Company were attributable to sales where the end-user was a foreign customer. The principal customers are governments of those countries in Western Europe, the Middle East and the Pacific Rim region which are generally deemed to be friendly to the government of the United States and to have relatively stable governments. A substantial portion of the Company's sales where the end-user is a foreign government involve weapon and intelligence systems. These sales are generally subject to U.S. government regulation and licensing. A change in

U.S. government policy toward foreign governments with whom the Company, directly or indirectly, conducts business could adversely affect the Company's sales.

Sources and Availability of Raw Materials

       The Company's manufacturing operations require a wide variety of electronic and mechanical components for which the Company has multiple commercial sources. The Company's manufacturing operations also require raw materials which are purchased in the open market and are normally available from a number of suppliers. The Company has not experienced any significant delays in obtaining timely deliveries of essential materials.

Supply Contracts

       In connection with the W-J Acquisition, the Company and Watkins-Johnson entered into a Gallium Arsenide and Thin Film Supply and Services Agreement (the "GaAs Agreement"). Stellex Microwave depends on a steady supply of gallium arsenide and thin film parts. These parts, and the technology associated with these parts, are used in the manufacture of microwave subsystems and modules for a variety of applications, including virtually every integrated subsystem manufactured by Stellex Microwave. A gallium arsenide part is a wafer, die or dice comprising one or more layers of gallium arsenide, on which is implemented one or more transistors or diodes. A thin-film part is a part component, interconnect, wafer, substrate, die or dice comprising one or more layers of thin-film material such as tantalum nitride or gold deposited on a ceramic.

       In the GaAs Agreement, Watkins-Johnson agreed to sell, and the Company agreed to buy, parts manufactured in Watkins-Johnson's gallium arsenide and thin film fabrication facility (the "GaAs Facility"). The GaAs Agreement will expire on December 31, 2000, unless earlier terminated by the Company on one year's notice by the Company.

       Under the GaAs Agreement, prices for parts are guaranteed through January 1, 1999. Thereafter, prices may be adjusted by no more than 10 percent. The Company must also pay certain research and development and process costs associated with the maintenance of the GaAs Facility. The Company must make quarterly payments for research and development totaling at least $800,000 in 1998, $400,000 in 1999, and $300,000 in 2000. The share of process costs is determined by a formula that measures the Company's use of the GaAs Facility. For 1998, the Company will pay at least $2.2 million in process costs. For each six month period thereafter, the Company's share will be recalculated based on actual usage rates, but the Company's share of process costs will not change by more than 10 percent from the Company's share six months before the recalculation. For 1998, the Company's total payments for parts, research and development, and process costs must equal at least $5.8 million.

       In connection with the W-J Acquisition, Watkins-Johnson transferred to the Company a Metal Injection Molding, Glass Seal and Hybrid Assembly facility (the "MIM Facility"). The Company agreed to supply Watkins-Johnson with products and services from the MIM Facility at prices specified in a supply agreement. This supply agreement will run until December 31, 2000, unless earlier terminated on one year's notice by Watkins-Johnson.

Intellectual Property

       The Company owns patents on packaging and substrate materials, manufacturing processes and other microwave technology which are significant in the performance of its integrated microwave subsystems. The Company's significant patents have terms expiring from 2000 to 2014. In addition, the Company is a party to patent and other intellectual property licensing agreements with various parties, including Watkins-Johnson.

       In addition to the Company's patented and licensed technology, management believes that the Company's research, development and engineering skills, as well as its scientific and technical know-how, are instrumental to the Company's business. The U.S. government typically receives royalty-free licenses on inventions arising from government contracts, with each contractor retaining all commercial rights with respect to such inventions.

       In connection with the W-J Acquisition, the Company entered into a patent cross license with Watkins-Johnson whereby patents transferred in connection with the W-J Acquisition are licensed, on a royalty-free basis, to Watkins-Johnson. In addition, pursuant to this cross license, Watkins-Johnson licenses the patents it retains, other than specifically excluded patents, on a royalty-free basis to the Company. Watkins-Johnson does not have license rights relating to the Company's patents for microwave devices and electronic equipment for the defense and space industries. The Company is not licensed to Watkins-Johnson's patents to manufacture gallium arsenide parts for third parties.

       Intellectual property rights, including trade secrets and know how, associated with the business of Stellex Microwave, were transferred or licensed to the Company in connection with the consummation of the W-J Acquisition. These intellectual property rights include the rights associated with gallium arsenide and thin film parts and the MIM Facility.

       Stellex Microwave is party to approximately 95 separate nondisclosure agreements. Each of these agreements was entered into to restrict or prohibit the disclosure of proprietary information shared with Stellex Microwave by other companies in connection with certain proposed business relationships.


ITEM 2.  PROPERTIES

       The Company and its subsidiaries have an aggregate of six principal operating facilities, all of which are located in California. Stellex Microwave's facility is leased under a sub-lease from Watkins-Johnson entered into in connection with the W-J Acquisition. Stellex Aerospace has five facilities located in southern California. The following table sets forth certain information relating to the Company's principal operating facilities.



         Location                             Description                    Square Footage          Owned/Leased
         --------                             -----------                    --------------          ------------

Palo Alto, California               Stellex Microwave's manufacturing,              120,000                Leased
                                    engineering and testing facility and
                                    administrative office
Woodland Hills, California          Stellex Aerospace's administrative               1,475                 Leased
                                    office
Valencia, California                Paragon's manufacturing facility,                54,000                 Owned
                                    machine shop and warehouse
Burbank, California                 Bandy's manufacturing facility,                  48,000                Leased
                                    warehouse and office
El Segundo, California              SEAL's laboratory, testing facility              20,600                Leased
                                    and office
Cudahy, California                  GIL's laboratory, testing facility               32,400                Leased
                                    and office


       The Company believes that its properties are adequate to support its operations for the foreseeable future. In connection with the W-J Acquisition, Stellex Microwave entered into a sub-lease with Watkins-Johnson for its facility in Palo Alto, California. On or prior to the termination of such sub-lease in October, 2000, Stellex Microwave will be required to relocate. The Company is in the process of reviewing alternate sites for Stellex Microwave, and intends to minimize any disruption caused by such relocation. All of the Company's other leases, other than the lease relating to the Woodland Hills facility, which is month-to-month, have remaining terms generally ranging from one to six years. Substantially all of such leases contain renewal options pursuant to which the Company may extend the lease terms in increments of five to ten years. The Company does not anticipate any difficulties in renewing any of these leases as they expire.


ITEM 3.  LEGAL PROCEEDINGS

       The Company is involved in lawsuits and is subject to certain contingencies incidental to its business. While the ultimate results of these matters cannot be predicted with certainty, management does not expect them to have a material adverse effect on the consolidated financial position or results of operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

       There is no established trading market for any class of equity securities of the Company.

ITEM 6.  SELECTED FINANCIAL DATA


       The selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1997 have been derived from the audited financial statements of its predecessor, Kleinert, through June 30, 1997, and of the Company, as of and for the six months ended December 31, 1997. The selected historical financial data for the Company as of and for the six months ended December 31, 1997 reflect adjustments resulting from the application of the purchase method of accounting in conjunction with the Kleinert and W-J acquisitions. The purchase accounting adjustments relate primarily to the impact of write-ups of inventories and property and equipment to their fair values and the addition of acquisition debt. The data presented below should be read in conjunction with the historical financial statements of the Company and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this filing.


                                                                                                  Six Months        Six Months
                                                                                                    Ended             Ended
                                                         Year Ended December 31,                   June 30,        December 31,
                                                        -------------------------                 ----------      -------------
                                              1993         1994        1995           1996           1997              1997
                                           ----------   ----------  ----------    -----------       ------            -----
                                                                                                                   (Successor)
                                                                    (Dollars in thousands)
Income Statement Data:
  Sales...................................     $21,664      $17,808     $21,049        $24,307           $14,296          $ 30,536
  Costs of goods sold.....................      16,239       13,121      15,083         17,367            10,140            24,732
                                               -------      -------     -------        -------            ------          --------
  Gross profit............................       5,425        4,687       5,966          6,940             4,156             5,804
  Selling, general and administrative.....       3,514        3,110       3,299          3,629             1,783             5,669
  Amortization of intangibles.............         533          416         282             31                15               716
                                                ------       ------      ------         ------             -------        --------
  Operating income (loss).................       1,378        1,161       2,385          3,280             2,358              (581)
  Interest expense........................       1,078          979       1,034            856               376             2,578
  Interest income.........................         (73)         (44)         (5)           (11)               (5)              (26)
  Other expense (income)..................         273          145          44             58               103                14
                                             ---------     --------    --------      ---------         ---------         ---------
  Income (loss) before income taxes.......         100           81       1,312          2,377             1,884            (3,147)
  Income tax provision (benefit)..........          42           50         525            945               754            (1,170)
                                             ---------    ---------    --------        -------         ---------          --------
  Net income (loss) before
    extraordinary item....................     $    58      $    31     $   787        $ 1,432           $ 1,130            (1,977)
  Extraordinary loss on early
    extinguishment of debt................         --           --          --             --                --                448
                                             ---------  ----------- -----------   ------------     -------------          --------
  Net income (loss).......................     $    58      $    31     $   787        $ 1,432           $ 1,130          $ (2,425)
                                            ==========   ==========  ==========   ============      ============        ==========
Other Financial Data:
  Cash flows from operating activities....     $ 3,172      $ 2,130     $ 1,866        $ 2,657           $   479          $ (4,548)
  Cash flows from investing activities....        (372)         285        (643)        (1,048)             (835)          (99,195)

  Cash flows from financing activities....      (2,858)      (2,360)     (1,432)        (1,407)              272           106,725
  EBITDA(a)...............................       3,831        3,440       4,291          4,913             3,133             6,238
  Depreciation and amortization...........       2,726        2,424       1,950          1,691               878             2,132

  Capital expenditures....................         389          288         657          1,053               868             1,289
  Ratio of earnings to fixed charges(b)...        1.09x        1.08x       2.27x          3.78x             6.01x               --

Balance Sheet Data (at end of period):
  Working capital.........................     $ 6,751      $ 6,621     $ 6,802        $ 7,735           $ 8,975          $ 32,858
  Total assets............................      30,065       28,029      28,180         29,614            31,675           145,782
  Long-term debt, including
    current maturities....................      12,650       10,021       7,824          5,682             5,654           112,322
  Stockholders' equity....................      11,927       11,958      12,745         14,178            15,308             8,884

---------------------
(a) EBITDA represents income (loss) before income taxes plus interest expense, depreciation and amortization less interest income. EBITDA for the six months ended December 31, 1997 excludes certain non-recurring costs directly related to the Kleinert and W-J acquisitions which included investment banking fees paid to Mentmore Holdings Corporation ("Mentmore") totaling $1,450,000 and non-cash amortization of acquisition accounting adjustments to the fair value inventory totaling $2,951,000. The definition of EBITDA as used herein differs in certain respects from the definition of such term in the Indenture. See "Description of Notes--Certain Definitions." EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. Since all companies and analysts do not necessarily calculate EBITDA in the same fashion, EBITDA as presented in this filing may not be comparable to similarly titled measures reported by other companies. Funds depicted by EBITDA are generally not presently available for management's discretionary use due primarily to legal and functional requirements to conserve funds for capital replacement and expansion, debt service and other commitments and uncertainties.
(b) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing costs, whether expensed or capitalized. Earnings of the Company were inadequate to cover fixed charges by $3,147,000 for the six months ended December 31, 1997.



  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

       The Company, through its subsidiaries, Stellex Microwave and Stellex Aerospace, is a leading provider of highly engineered subsystems and components for the aerospace, defense and space industries. Stellex is a holding company and has no independent operations. Stellex Microwave is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. Stellex Aerospace is a leader in the machining of turbomachinery, aircraft hinges and other structural components for the aerospace and space industries.

       On July 1, 1997, KII Holding Corp. ("KII Holding"), an 80% owned consolidated subsidiary of the Company, through a wholly-owned subsidiary, KII Acquisition Corp., acquired Stellex Aerospace (formerly Kleinert Industries, Inc.) from Kleinert Industrie Holding A.G. (the "Kleinert Acquisition"). The remaining 19.9% is held by Stellex Aerospace management. Stellex Aerospace conducts its business through four operating subsidiaries--Paragon, Bandy, SEAL and GIL. The results of operations of Stellex Aerospace for the periods presented herein represent the results of operations of Kleinert (predecessor) for such periods prior to and including June 30, 1997, and those of Stellex Aerospace thereafter. See Part II, Item 6. "Selected Financial Data."

       In connection with the W-J Acquisition, the Company acquired the tactical subsystems and microwave devices businesses ("TSMD") of Watkins-Johnson, which was operated as a division of Watkins-Johnson and was not a separate legal entity. The Company operates the TSMD business through Stellex Microwave. The Company's results of operations include the results of Stellex Microwave following its acquisition on October 31, 1997. The results of operations of TSMD for the periods presented herein represent the results of operations of TSMD prior to the acquisition, while operating as a division of Watkins-Johnson, and may not be reflective of those that would have resulted had it operated as an independent entity. The income tax expense and other tax-related information of Stellex Microwave for the periods presented (i) are presented as if TSMD had not been eligible to be included in the consolidated tax returns of Watkins-Johnson and (ii) have required certain assumptions, allocations and significant estimates that management believes are reasonable in measuring the tax consequences to TSMD as if it had been a stand-alone taxpayer separate from Watkins-Johnson. See Part II, Item 6. "Selected Financial Data."

Stellex Aerospace

       The Company's sales to the aerospace industry are conducted primarily by Stellex Aerospace. Stellex Aerospace's historical financial results have been significantly influenced by both the cyclicality of the commercial aerospace industry and the increased outsourcing of the production of components by OEMs to outside suppliers. During the period from 1992 to 1994, the commercial aerospace industry experienced a significant reduction in orders for new aircraft and engines. In response, Stellex Aerospace significantly reduced its costs by reducing its work force and rationalizing its production capacity. In addition, Stellex Aerospace took steps to expand its business activity throughout this period by increasing the number of customers for whom it manufactured prototypes and by seeking contracts to produce higher volumes of turbomachinery components. Since 1994, primarily as a result of the recovery in overall aircraft orders and its success in gaining additional prototype and production-oriented supply contracts, Stellex Aerospace has significantly increased sales and profitability.

       The Company believes that the recent increases in expenditures on new aircraft production and revenue passenger miles will benefit aerospace industry suppliers, such as the Company, that were able to withstand the difficult operating environment and consolidation among suppliers of the early 1990's.

Results of Operations

       Historical - Company

       The Company commenced operations when it acquired Kleinert on July 1, 1997, and subsequently acquired TSMD on October 31, 1997. Both acquisitions are included in the results of operations of the Company from their respective purchase dates and accounted for using the purchase method.

Results for the Six Months Ended December 31, 1997 of the Company.

Sales. Stellex Aerospace's sales totaled approximately $17.6 million for the six months ended December 31, 1997. Continuing increases in demand for new aircraft production for both commercial and military markets, as well as increased orders for aircraft replacement parts in these markets, translates to an opportunity for improved performance during 1998.

       Stellex Microwave's sales totaled approximately $13.0 million for the two months ended December 31, 1997, representing the period from its acquisition by Stellex on October 31, 1997. AMRAAM sales were negatively impacted by lower pricing; however, future growth is anticipated in subsystems business as a result of follow-on AMRAAM orders and a recently awarded transmitter assembly program for the Longbow missile, along with an increased emphasis being placed on marketing and engineering as it relates to growing the microwave components business.

Gross profit. Gross profit totaled approximately $3.9 million, or 22.4% as a percentage of sales, for Stellex Aerospace for the six months ended December 31, 1997. During the six month period a non-recurring charge to cost of sales totaled approximately $1.5 million resulting from the amortization of a purchase accounting adjustment revaluing inventory coincident with the Kleinert Acquisition. Ignoring the impact of this non-recurring charge, gross margins would have totaled 30.6%. Stellex Aerospace has experienced an improvement in gross margins during this recent period as a result of increased manufacturing and laboratory operating efficiencies. These efficiencies are due primarily to overall increased volume and the expansion of manufacturing capacities and capabilities through the purchase of additional machinery and equipment at both Paragon and Bandy.

         Stellex Microwave's gross profit totaled approximately $1.9 million or 14.4% as a percentage of sales for the two month period ended December 31, 1997. During this two month period a non-recurring charge to cost of sales totaled $1.5 million resulting from the amortization of a purchase accounting adjustment revaluing inventory coincident with the W-J Acquisition. Ignoring the impact of this non-recurring charge, gross margins would have totaled 26.0%. Gross margins during the period were primarily impacted by lower pricing on AMRAAM deliveries.

Selling, general and administrative. Selling, general and administrative expenses for Stellex Aerospace totaled $2.8 million for the six months ended December 31, 1997. Significant items impacting selling, general and administrative expenses included a non-recurring charge totaling $450,000 for investment banking and financial advisory fees to Mentmore as a result of the Kleinert Acquisition, $150,000 in management fees paid to Mentmore in conjunction with a management services agreement which became effective subsequent to the Kleinert Acquisition. In addition to the forementioned items, the significance of the revenue growth currently experienced has led to adminstrative support cost increases. These additional costs were not unanticipated and provide the added infrastructure necessary to continue to grow profitably.

       Selling, general and administrative expenses for Stellex Microwave totaled $2.6 million for the two months ended December 31, 1997. Significant items impacting selling, general and administrative expenses included a non-recurring charge totaling $1.0 million for investment banking and financial advisory fees of Mentmore and $75,000 in management fees paid to Mentmore in conjunction with a management services agreement which became effective subsequent to the W-J Acquisition. In addition, Stellex Microwave continues to realize additional general and administrative cost savings primarily through headcount reduction as part of its continuing effort to streamline its administrative operations.

       Selling, generally and administrative expenses for Stellex totaled $300,000 for the six months ended December 31, 1997. This represented a compensation charge incurred as a result of a put right associated with the ownership of common stock in KII Holdings Corp. by members of management of Stellex Aerospace.

Amortization of intangibles. Amortization of intangibles includes amortization of goodwill over 25 years and other identified intangibles such as favorable lease arrangements, patents, technology and assembled workforce over their estimated lives ranging from one to twenty years.

Interest expense. The Company's interest expense of $2.6 million for the six months ended December 31, 1997 reflects primarily the sum of two months of interest on the $100.0 million of 9.5% Senior Subordinated Notes, four months of interest on a $16.0 million variable rate senior credit facility with a bank and a $2.5 million 10% note payable to an affiliate (both refinanced upon closing the Offering), and six months of interest on a $2.6 million 7.875% mortgage note and a $1.75 million 8% Seller note which originated upon closing the Kleinert Acquisition.

Extraordinary loss. An extraordinary loss from the early extinguishment of senior debt associated with the Kleinert Acquisition occurred as a result of the Offering. This loss totaled $747,200 and is shown net of the effect of income taxes.

Pro Forma Results for the Years Ended December 31, 1997 and 1996 of the Company

The unaudited pro forma consolidated results for the years ended December 31, 1997 and 1996 give effect to the Transactions as if they had occurred as of January 1, 1996, and include estimated amounts for interest required to fund working capital requirements of Stellex Microwave during such periods. The pro forma consolidated statements of operations exclude non-recurring charges directly related to the Acquisitions, including (i) investment banking and financial advisory fees paid to Mentmore ($1.5 million), (ii) increases in cost of sales arising from the write-up of inventories at the date of the consummation of the Acquisitions to fair market value ($3.0 million) and (iii) extraordinary losses due to early retirement of debt.

The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Transactions had actually taken place on the dates indicated, and may not be indicative of the results of operations which may be obtainable in the future.

                                              1997             1996
                                              ----             ----

Statement of Operations Data:
-----------------------------
Net sales                                   $120,532         $113,507
Cost of sales                                 87,576           87,977
                                            --------        ---------
Gross profit                                  32,956           25,530
Selling, general and administrative           16,568           18,817
Amortization of intangibles                    3,875            3,875
                                            --------        ---------
Operating income                              12,513            2,838
Interest expense                              10,896           10,774
Other                                             35               40
                                            --------       ----------
Income (loss) before taxes                     1,582          (7,976)
Provision for taxes                              100              --
                                           --------        ----------

Net income (loss)                           $  1,482       $  (7,976)
                                            ========       ==========

Other Data:
-----------
EBITDA                                      $ 22,945       $  13,459
                                            ========       ==========

Sales. Stellex Aerospace's pro forma sales would have increased by $7.6 million, or 31.1%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. The increase in sales was primarily attributable to increases in commercial aircraft production by Boeing, strong spare parts demand and the acceleration of the production schedule for the C-17 program which impacted Bandy's business. In addition, Paragon experienced increases in spacecraft and prototype work due to continuing strong demand for space shuttle parts.

         Stellex Microwave's pro forma sales would have decreased by $500,000, or 1.0%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. The slight decrease in sales was primarily attributable to a decrease in microwave component part sales due to the effects of delinquent shipments during late 1996 and early 1997 resulting from start-up problems experienced as part of the Oracle system conversion, coupled with the planned deemphasis of the low margin receiver/synthesizer product lines. These decreases were almost completely offset by an increase in sales of integrated subsystems. The increase in sales of integrated subsystems was primarily the result of higher shipments of subsystems for the AMRAAM program to Raytheon, partially offset by lower pricing on such subsystems.

Gross profit. Stellex Aerospace's pro forma gross profit would have increased by $2.5 million, or 35.4%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. Pro forma gross profit margin would have increased to 30.4% in the year pro forma year ended December 31, 1997 from 29.4% in the pro forma year ended December 31, 1996. Pro forma gross profit and pro forma gross profit margin benefited from increased manufacturing and laboratory operating efficiencies due to the overall increased volume and the expansion of manufacturing capacities and capabilities through the purchase of additional machinery and equipment at both Paragon and Bandy. These benefits were partially offset by increased outsourcing necessitated by capacity constraints and raw material price increases on aluminum extrusions at Bandy.

         Stellex Microwave's pro forma gross profit would have increased by $4.9 million, or 26.6%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. Pro forma gross profit margin would have increased to 26.3% in the pro forma year ended December 31, 1997 from 20.6% in the pro forma year ended December 31, 1996. Pro forma gross profit and pro forma gross profit margin benefited primarily from improved manufacturing efficiencies resulting from the resolution of operating difficulties associated with the startup of the new MRP system coupled with higher production volumes. These improvements were partially offset by lower pricing on AMRAAM subsystems as a result of a new contract.

 Selling, general and administrative expenses. Pro forma selling, general and administrative expenses for Stellex Aerospace would have increased $544,000, or 15.2%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. As a percentage of sales, these expenses decreased to 13.0% from 14.7% during the same respective periods. The increase in pro forma selling, general and administrative expenses is due primarily to providing additional administrative personnel to support the increased sales volume offset partially by lower employee benefit costs in 1997 over 1996 when two deferred compensation plans were established.

       Pro forma selling, general and administrative expenses for Stellex Microwave would have decreased $2.3 million, or 16.1%, in the pro forma year ended December 31, 1997 over the pro forma year ended December 31, 1996. As a percentage of sales, these expenses decreased to 13.7% from 16.2 % during the same respective periods. The decrease in pro forma selling, general and administrative expenses is due to a reduction in research and development costs resulting from a decrease in the number of projects authorized, as well as certain headcount reductions as part of management's continuing effort to streamline its administrative operations.

       Pro forma selling, general and administrative expenses for Stellex totaled $300,000 and $761,000 for the pro forma years ended December 31, 1997 and 1996, respectively. These expenses represented compensation charges incurred as a result of put rights associated with the ownership of common stock in KII Holdings Corp. by members of management of Stellex Aerospace.

Amortization of intangibles. Pro forma amortization expense relating to intangible assets would have increased primarily as a result of the amortization of intangibles relating primarily to the goodwill associated with the W-J

Acquisition amortized over estimated lives ranging from 1 to 25 years dependent on the character of the identified intangibles.

Interest expense. The Company's pro forma interest expense for the comparable periods reflects primarily the sum of annual interest on the $100.0 million of 9.5% Senior Subordinated Notes, a $2.6 million 7.9% mortgage note, a $1.75 million 8% Seller note which originated upon closing the Kleinert Acquisition, an average working capital line of credit balance of approximately $5.0 million at an 8% rate of interest and approximately $500,000 of amortization of deferred financing costs relating to the financing transactions occurring with the W-J Acquisition.

Provision for taxes. The provision for taxes was primarily impacted by utilization of net operating loss carry forwards during 1997.

Historical - Predecessor

       Six Months Ended June 30, 1997 Compared to Six Months Ended June 30,
1996.

       The following table summarizes Stellex Aerospace's unaudited historical results of operations for the six months ended June 30, 1997 and 1996.


                                                      Six Months Ended
Statement of Operations Data:                              June 30,
-----------------------------                         ----------------
                                                1997                   1996
                                               ------                  -----
Sales                                       $    14,296           $     11,650
Cost of Sales                                    10,140                  8,291
                                            -----------           ------------
Gross Profit                                      4,156                  3,359
Selling, general and administrative               1,783                  1,788
Amortization of intangibles                          15                     15
                                            -----------           ------------
Operating income                                  2,358                  1,556
Interest expense                                    376                    442
Other expense                                        98                     24
                                            -----------           ------------
Income before taxes                               1,884                  1,090
Provision for taxes                                 754                    436
                                            -----------           ------------
Net income                                  $     1,130           $        654
                                            ===========           ============

Other Data:
----------
  EBITDA                                    $     3,133           $     2, 354
                                            ===========           ============

       Sales. Stellex Aerospace's sales increased by $2,646,000, or 22.7%, in the six months ended June 30, 1997 over the comparable period in the prior year. The increase in sales was primarily attributable to increases in commercial aircraft production by Boeing, strong spare parts demand and the acceleration of the production schedule for the C-17 program which impacted Bandy's business. In addition, Paragon experienced increases in spacecraft and prototype work due to continuing strong demand for space shuttle parts.

       Gross profit. Gross profit increased by $797,400, or 23.7%, in the six months ended June 30, 1997 over the comparable period in the prior year, and gross profit margin increased to 29.1% in the six months ended June 30, 1997 from 28.8% in the comparable period in the prior year. The increase in gross profit was primarily due to the increase in Stellex Aerospace's sales. Gross margin benefitted from an improvement in plant utilization and production efficiencies at Bandy due to the installation of new Fadal milling machines. These benefits were almost entirely offset by increased outsourcing necessitated by capacity constraints and raw material price increases on aluminum extrusions.

       Selling, general and administrative. Selling, general and administrative expenses decreased by $4,600, or 0.2%, in the six months ended June 30, 1997 over the comparable period in the prior year. As a percentage of sales, selling, general and administrative expenses decreased from 15.5% in the six months ended June 30, 1996 to 12.6% in the comparable period in 1997 because the increased sales volume and improved plant utilization required no corresponding increase in selling or administrative expenses. Additionally, employee benefit costs were reduced over the levels in the comparable period in the prior year when two deferred compensation plans were established.

       Interest expense. Interest expense decreased by $66,700, or 15.1%, in the six months ended June 30, 1997, over the comparable period in the prior year. The decrease in interest expense resulted primarily from an interest rate reduction from 10.125% to 7.875% on a building mortgage and lower outstanding debt during the current period.

       Other expense (income). Other expense (income) increased by $75,000 in the six months ended June 30, 1997, over the comparable period in the prior year. The increase in other expense (income) was primarily due to expenses related to the Kleinert Acquisition and a vending machine contract dispute settlement.

       Provision for Taxes. The effective income tax rate was 40.0% for both the six months ended June 30, 1997 and 1996, respectively.

       Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       Sales. Stellex Aerospace's sales increased by $3.3 million, or 15.5%, in 1996 over 1995. The increase in sales was primarily attributable to the resurgence of new orders as a result of increases in aircraft production in commercial and military aircraft markets, offset partially by $1.0 million in lower sales resulting from a reduction in volume in Paragon's Titan program, which is in the latter stages of its product life cycle.

       Gross profit. Stellex Aerospace's gross profit increased by $974,500, or 16.3%, in 1996 over 1995. Gross profit margin increased to 28.6% in 1996 from 28.3% in 1995. The increase in gross profit was primarily the result of increased sales. The slight improvement in gross margin was due primarily to longer production runs and improved plant capacity utilization, which was almost entirely offset by lower margins on a new power actuation contract, industry-wide pricing pressures and lower volume on Paragon's higher margin Titan program.

       Selling, general and administrative. Selling, general and administrative expenses increased by $330,700, or 10.0%, in 1996 over 1995. As a percentage of sales, selling, general and administrative expenses decreased from 15.7% in 1995, to 14.9% in 1996 because the increased sales volume and improved plant utilization did not require a comparable increase in selling or administrative expenses. Additional administrative costs, however, were incurred in establishing two deferred compensation plans.

       Amortization of intangible assets. Amortization expense relating to intangible assets decreased by $251,000, or 88.9%, in 1996 from 1995. The decrease in amortization expense relating to intangible assets was due to the expiration of a non-compete agreement during 1995.

       Interest expense. Interest expense decreased by $178,600, or 17.3%, in 1996 from 1995. The decrease in interest expense resulted primarily from a reduction of the mortgage interest rate on a building and lower outstanding debt.

       Other expense (income). Other expense (income) increased by $7,900, or 20.5%, in 1996 over 1995. The increase in other (income) expense was primarily due to lower levels of gains on sale of fixed assets and expenses related to the Kleinert Acquisition.

       Income tax provision. The effective income tax rate was 39.7% and 40.0%, in 1996 and 1995, respectively.

Historical -  Stellex Microwave

       Since the consummation of the W-J Acquisition, the Company's sales to the DoD and other government agencies and their prime contractors have been conducted, in large part, by Stellex Microwave. Stellex Microwave's historical financial results have been affected by a variety of factors which influence the defense industry in general and Stellex Microwave in particular. Significant factors include DoD budget appropriations, the level of production of high priority platforms, the use of sophisticated electronics, the level of new weapon development and procurement, the competition among OEM suppliers, and the outsourcing of the manufacture and integration of subsystems to independent commercially-oriented suppliers. United States defense budget appropriations are forecasted to remain relatively constant or increase slightly in the near term, reversing the recent decline in spending which precipitated the dramatic consolidation among prime contractors.

       Between 1994 and 1997, the number of AMRAAM missiles purchased by the DoD decreased significantly and the number of sophisticated tuners purchased by the DoD and various intelligence agencies also decreased significantly. This decline was due primarily to reduced military force structures and signals intelligence activity. In response to the decline of AMRAAM sales, management implemented various initiatives to gain market share in the AMRAAM program and to support other key tactical missile programs and thereby diversify and grow Stellex

Microwave's subsystem revenue base. As a result, the Company is the dominant supplier of microwave subsystems for the AMRAAM program and is currently supporting several key missile programs including Standard Missile, Longbow Hellfire, Patriot PAC-3 and Sea Sparrow. As the majority of these programs have been in initial development or low rate production, management expects to further diversify Stellex Microwave's program revenues as these programs move to high rate production.

       In addition, during the past five years, significant management attention and corporate resources of Watkins-Johnson were devoted to growing its semiconductor equipment and low frequency telecommunications equipment businesses. Also, in early 1995, Watkins-Johnson sold a business that shared facilities and personnel with the businesses now conducted by Stellex Microwave. In response to these factors, Stellex Microwave management initiated a program to reduce its operations to a level more appropriate for the requirements of the reduced military force structures and to increase its share of microwave subsystems on those high priority military weapons systems on which the DoD is expected to rely to equip its modernized force structure.

       Beginning in 1994, Watkins-Johnson (i) divested a non-core business line which shared production facilities with TSMD, (ii) consolidated manufacturing operations into its Palo Alto facility, (iii) reduced and reconfigured its sales force, and (iv) reduced its work force from approximately 900 to 560 people, a 38% reduction. In conjunction with this ongoing restructuring, severance costs were incurred in varying amounts in each of the years from 1994 through 1997. Management believes Stellex Microwave derived significant benefits from its rationalization efforts throughout 1995, 1996 and 1997, and that its production capacity and work force are of sufficient size to efficiently conduct its current level of operations.

       As part of its arrangements with certain OEMs, Stellex Microwave has from time to time agreed to reduce prices in conjunction with receiving Value Engineering ("VE") payments from such OEMs in advance of the ordering of single or multiple year production requirements. This practice is designed to allow Stellex Microwave to invest in process changes that result in lower production costs. Beginning in 1995, in an attempt to improve operating efficiency by increasing production volume, Stellex Microwave aggressively pursued VE payments and increased volume from Raytheon, who at that time produced most of its microwave subsystem requirements in-house. Stellex Microwave received a material VE payment in December 1995. To win the production order, Stellex Microwave redesigned the subsystem, reduced its average ship-set price, and gained the sole source supplier position on three microwave subsystems previously produced by Raytheon. This new supply contract was signed in June 1996 and Stellex Microwave began shipping subsystems under the terms of the contract during the fourth quarter of 1996.

       In addition to the effect of trends within the defense industry, operating results of Stellex Microwave were materially impacted in 1996 and to a lesser degree in the nine months ended September 30, 1997 by operating difficulties associated with the installation of a new materials and manufacturing management software ("MRP") system. As a result of such difficulties, Stellex Microwave failed to deliver a significant number of microwave component parts within time frames specified by purchase orders and incurred significant additional labor inefficiencies. In the third quarter of

1996, Stellex Microwave installed a new manager for its higher volume microwave components business, retrained its employees in the operation of the MRP system and aggressively monitored the delivery status of its microwave components. As a result of such efforts, on time delivery improved in the nine months ended September 30, 1997 and management now believes that its materials management system is effective. Nonetheless, sales of microwave component parts in 1997 were negatively impacted due to the MRP difficulties experienced in 1996.

       Stellex Microwave was acquired by a wholly-owned subsidiary of the Company on October 31, 1997, and its results of operations have been included in the Company's consolidated results of operations since such date. The following review of the historical performance of Stellex Microwave is for the years ended December 31, 1996 and 1995, and for the nine month periods ended September 30, 1997 and 1996.

       The table below summarizes the historical financial data of Stellex Microwave as of and for the years ended December 31, 1996 and 1995 and the nine months ended September 30, 1997 have been derived from the audited financial statements of TSMD. The financial data of TSMD for the nine month period ended September 30, 1996 is unaudited but has been prepared on the same basis as the 1995 and 1996 audited financial data, and, in the opinion of management of Stellex, contain all adjustments necessary for a fair presentation of the results of operations for such period. Certain assets and liabilities held by TSMD were acquired by the Company in connection with the W-J Acquisition. TSMD was a division of Watkins-Johnson, and its results may not be reflective of those that would have resulted had it operated as an independent entity.


                                                                                  Nine Months           Nine Months
                                                                                     Ended                 Ended
                                                Year Ended December 31,          September 30,         September 30,
                                                -----------------------          -------------         -------------

                                                   1995                1996                  1996                 1997
                                              ----------         -----------               ------                -----
Income Statement Data:
  Sales..................................        $97,600             $89,200               $61,300              $67,900
  Costs of goods sold....................         65,200              68,100                45,400               47,900
                                                 --------            --------              -------            --------
  Gross profit...........................         32,400              21,100                15,900               20,000
  Amortization...........................             --                  --                    --                   --
  Selling, general and administrative....         17,300              14,600                11,000                9,100
                                                --------            --------               -------             --------

  Income before income taxes.............         15,100               6,500                 4,900               10,900
  Income tax provision (tax benefit).....          5,900               2,500                 1,900                4,200
                                                --------            --------               -------             --------
  Net income (loss)......................       $  9,200            $  4,000               $ 3,000             $  6,700
                                                ========            ========               =======             ========

       Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

       Sales. Sales increased by $6,600,000, or 10.8%, in the nine months ended September 30, 1997 over the nine months ended September 30, 1996. The increase in sales was primarily attributable to an increase in sales of integrated subsystems. The increase in sales of integrated subsystems was primarily the result of higher shipments of subsystems for the AMRAAM program to Raytheon, partially offset by lower pricing on such subsystems.

       Gross profit. Gross profit increased by $4,100,000, or 25.8%, for the nine months ended September 30, 1997 over the comparable period in the prior year. Gross profit margin increased to 29.5% for the nine months ended September 30, 1997 from 25.9% for the comparable period in the prior year. The increase in gross profit and gross profit margin was primarily attributable to the increase in sales and the improved manufacturing efficiencies in the current period resulting from the resolution of operating difficulties associated with the MRP system and higher production volumes. These positive factors were partially offset by the price declines on AMRAAM as a result of the new contract with Raytheon.

       Selling, general and administrative expenses. Selling, general and administrative expenses (which includes independent research and development costs) decreased by $1,900,000, or 17.3%, during the nine months ended

September 30, 1997 over the comparable period in the prior year. This decrease resulted from a reduction in research and development costs of $500,000 and a reduction in selling, general and administrative expenses of $800,000. The reduction in research and development costs was a result of a decrease in the number of projects authorized. The reduction in selling, general and administrative expenses was primarily attributable to headcount reductions implemented as part of Stellex Microwave's continuing effort to streamline its administrative operations.

       Income before income taxes. Income before income taxes increased by $6,000,000, or 122%, for the nine months ended September 30, 1997 over the comparable period in the prior year. The increase in income before income taxes was primarily attributed to the factors outlined above.

       Income tax provision. The effective income tax rate was 38.5% for both the nine months ended September 30, 1997 and 1996, respectively.


       Net income. As a result of the factors described above, net income increased to $6,700,000 for the nine months ended September 30, 1997, an increase of $3,700,000, or 108.8%, over the comparable period in the prior year.

       Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

       Sales. Stellex Microwave's sales decreased by $8.4 million, or 8.6%, in 1996 over 1995. The decrease in sales was primarily due to lower sales volume on integrated subsystems and, to a lesser extent, microwave devices. The decrease in sales of integrated subsystems was due to an $8.0 million decrease in product sales related to the AMRAAM program, partially offset by increased sales of subsystems for other missile programs. The decrease in sales for the AMRAAM was primarily attributable to $4.7 million of VE payments which were made in the second half of 1995 relating to engineering design changes made that year for production scheduled to begin in 1996. In addition, there was a reduction in the number of AMRAAMs purchased by the DoD in 1996 and an even greater decrease in the number purchased from Hughes, which is Stellex Microwave's primary subsystem customer. Sales were also impacted by lower selling prices for Stellex Microwave's AMRAAM-related products. These decreases were partially offset by increased sales volume on AMRAAM subsystems to Raytheon under a supply contract signed in June 1996. In addition, Stellex Microwave began shipping subsystems for the upgraded Standard Missile-2, increased the production of the MFE, and had an end-of-life sale of HARM subsystems. The decrease in sales of microwave devices was caused by declines in the market for signals intelligence equipment made for various intelligence agencies, partially offset by increased sales of space-qualified and electronic warfare SFMs.

       Gross profit. Gross profit decreased by $11.3 million, or 34.9%, in 1996 over 1995, and gross profit margin decreased to 23.7% in 1996 from 33.2% in 1995. The decrease in gross profit and gross profit margin resulted primarily from the receipt of a substantial VE payment in December 1995 that related to 1996 and 1997 production, together with price reductions on AMRAAM-related products. Additionally, (i) contract losses totaling $2.2 million incurred on two microwave tuner fixed price programs, (ii) obsolescence reserves on component inventory totaling $1.5 million, (iii) severance costs aggregating $700,000 relating to purchasing, material handling and production labor reductions and other labor inefficiencies, resulting primarily from the introduction of Stellex Microwave's new MRP system and the continued automation and outsourcing of production functions and (iv) continued focus on manufacturing process controls and manufacturing inefficiencies resulting from implementation difficulties with the new MRP system, all led to additional reductions in gross margins.

       Selling, general and administrative expenses. Selling, general and administrative expenses decreased by $2,700,000, or 15.6%, in 1996 over 1995. This decrease resulted from a reduction of research and development costs of $1.3 million and a reduction in selling, general and administrative expenses of approximately $1.4 million. The reduction in research and development spending resulted from selective focus on higher probability production-worthy projects. The reduction in selling, general and administrative costs represented a continuation of a corporate strategy to streamline operations in response to the contraction in defense spending as well as the significant level of consolidation in its defense-related customer base.


       Income tax provision. The effective tax rate for 1996 was 38.5%, while the effective tax rate for 1995 was 39.1%.

Liquidity and Capital Resources

       The Company provided (used) cash flows from operations of ($4,547,600), $479,000, $2,657,000 and $1,866,000 for the six month periods ended December 31, 1997 (successor period) and June 30, 1997 and for the years ended December 31, 1996 and 1995, respectively. Cash flows from operations for the six months ended December 31, 1997 were primarily impacted by the build-up in trade receivables for Stellex Microwave following its acquisition due to the exclusion of existing trade receivables from the purchase transaction. Cash flows from operations from 1995 until June 30, 1997 reflect consistent earnings offset, in part, by a build-up of inventories supporting the growing level of sales.

       The Company used cash flows from investing activities, excluding cash flows used in connection with the Kleinert Acquisition and the W-J Acquisition of $1,289,100, $835,000, $1,048,000 and $643,000 for the six month periods ended
December 31, 1997 (successor period) and June 30, 1997 and for the years ended December 31, 1996 and 1995, respectively. Cash flows utilized over the periods presented were primarily supporting investments in machinery to accommodate a rising level of production orders resulting from increasing levels of aircraft manufacturing activity.

       The Company used (provided) cash flows from financing activities, excluding cash flows used in connection with the Kleinert Acquisition and the W-J Acquisition of ($5,424,300), ($272,000), $1,407,000 and $1,432,000 for the
six month periods ended December 31, 1997 (successor period) and June 30, 1997 and for the years ended December 31, 1996 and 1995, respectively. During 1997, cash flows from financing activities was primarily impacted by borrowings of $5,000,000 under the Revolving Credit Facility to fund working capital at Stellex Microwave. During 1996 and 1995, the Company repaid outstanding long term indebtedness in excess of $2,000,000 per annum, offset by a consistent level of borrowings approximating $750,000 per annum under existing lines of credit primarily for the purpose of building inventories to support the growing levels of new aircraft production and replacement parts requirements.

       Upon consummation of the Offering and the W-J Acquisition, the Company entered into the New Credit Facilities, which provide for borrowings in a principal amount at any one time outstanding of up to $25.0 million under the Revolving Credit Facility (as defined) and $25.0 million under the Acquisition Facility (as defined), with available borrowing rates equal to (i) the Eurodollar Rate (as defined therein) plus 2% or Societe Generale's base rate plus 1% in the case of borrowings under the Revolving Credit Facility and (ii) the Eurodollar Rate plus 2.25% or Societe Generale's base rate plus 1.25% in the case of borrowings under the Acquisition Facility. The Company borrowed $2.5 million under the Revolving Credit Facility upon consummation of the W-J Acquisition and the Offering. Outstanding borrowings under the Revolving Credit Facility as of December 31, 1997 totaled $7.5 million. The increase in borrowings under the Revolving Credit Facility subsequent to the W-J Acquisition was primarily due to the fact that trade receivables were not purchased as part of the W-J Acquisition. The Company's borrowings under the Revolving Credit Facility are subject to a borrowing base consisting of the aggregate sum of 85% of eligible accounts receivable and 50% of eligible inventories, each as defined in the Revolving Credit Facility. The computed borrowing base as of December 31, 1997, totaled approximately $19.4 million. Borrowings under the Acquisition Facility are available to the Company to fund future acquisitions, subject to certain specified conditions. The New Credit Facilities require prepayments in the amount of 50% of Excess Cash Flow (as defined therein), 100% of net cash proceeds from certain asset sales, and 100% of net cash proceeds from the issuance of debt and/or equity securities. The New Credit Facilities mature in 2003.

       Interest payments on the Notes together with interest and principal payments on other existing indebtedness, including indebtedness under the New Credit Facilities, represent significant cash requirements for the Company. The Notes require semiannual interest payments of $4,750,000 commencing in May 1998. Existing indebtedness consists of (i) the Kleinert Seller Note in the amount of $1,750,000 bearing interest at 8% per annum and maturing in July 1999 and (ii) the Paragon Note in the amount of $2,624,000 as of the year ended December 31, 1997 bearing interest at 7.875% per annum and maturing in December 2001.

       The Company's remaining liquidity demands will be for capital expenditures and working capital needs. In connection with the W-J Acquisition, the Company purchased certain assets exclusive of certain working capital accounts such as trade receivables and trade payables. As a result, the Company has required significant amounts of working capital particularly since the consummation of the Offering and additional amounts may be required to be borrowed under the New Credit Facilities. For 1998, based on the Company's existing operations, the Company expects to spend approximately $3,500,000 on capital projects, primarily to maintain its facilities and expand its production capacity in order to take advantage of profitable market opportunities. Based on its existing operations, the Company anticipates capital expenditures for the foreseeable future to remain consistent with the level of capital expenditures projected for 1998, in order to continue to support facilities maintenance, production capacity expansion and existing equipment upgrade programs. In connection with the W-J Acquisition, Stellex Microwave entered into a Gallium Arsenide and Thin Film Supply and Services Agreement, pursuant to which Stellex Microwave will purchase gallium arsenide and thin film parts used in the manufacture of microwave subsystems and modules. Pursuant to this agreement, Stellex Microwave is responsible for certain product development and process costs associated with the maintenance of Watkins-Johnson's gallium arsenide and thin film fabrication facility. For 1998, the Company's total costs for parts, product development and processes under such agreement will equal a minimum of approximately $5.8 million. See Part I, Item 1. "Business--Supply Contracts." To the extent cash flow from operations is insufficient to cover the Company's capital expenditure, debt service, working capital and other capital requirements, it expects to utilize its borrowing availability under the New Credit Facilities.

       The Company believes that, based on its current level of operations and anticipated growth, its cash flow from operations, together with borrowings available under the New Credit Facilities, will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments and any scheduled principal payments in the foreseeable future.

Inflation and Changing Prices

       Inflation has not been material to the Company's operations for the periods presented.

Backlog

       The Company's pro forma backlog of orders as of December 31, 1997 and December 31, 1996 was $92.6 million ($72.5 million of which was related to products for the defense industry) and $89.8 million ($72.8 million of which was related to products for the defense industry), respectively. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial amount of the Company's backlog can be canceled at any time without penalty, except, in most cases, for the recovery of the Company's actual committed costs and profit on work performed up to the date of cancellation. A substantial portion of the purchase orders comprising backlog at December 31, 1997 include product specifications not yet achieved by the Company. A failure to develop products meeting such specifications could lead to a cancellation of the related purchase orders.

Environmental Matters

       The Company and its operations are subject to extensive federal, state, and local Environmental Laws that may change frequently. The Company can be expected to incur capital and operating expenses to maintain compliance with and to meet new applicable Environmental Laws. Based upon the underlying facts giving rise to its environmental regulatory obligations and technical reports prepared on the Company's facilities, the Company does not anticipate that any such capital or operating expenses will have a material adverse effect on the Company's results of operations. There can be no assurance, however, that unanticipated, future Environmental Laws or previously unidentified environmental conditions will not result in the Company having to incur material capital or operating expenses. In connection with the W-J Acquisition, the Company entered into a three-year sublease agreement with Watkins-Johnson for two buildings and a portion of a third building located at the Stanford Research Park in Palo Alto, California. Groundwater contamination was discovered in or about 1982 at the real property upon which these buildings are located. Watkins-Johnson has been remediating the groundwater under a portion of the property subleased by the Company pursuant to an order issued in 1990 by the California Department of Toxic Substances Control of the California

Environmental Protection Agency (the "DTSC"). Furthermore, Watkins-Johnson and other potentially responsible parties have entered into another order with the DTSC pursuant to which they are remediating a regional groundwater contamination problem on the Palo Alto property (the "Hillview-Porter Site") that also underlies a portion of the property that the Company subleases. Under the terms of the W-J Stock Purchase Agreement (as defined) and the sublease agreement, Watkins-Johnson has generally retained liability for contamination at the property that (i) occurred on or prior to the consummation of the W-J Acquisition and (ii) occurs during the term of the sublease agreement which is not caused primarily by the Company, and has agreed to indemnify the Company in connection therewith. While management believes the Company will not incur material costs or liability in connection with such contamination, there can be no assurance that it will not.

Impact of Recently Issued Accounting Standards

       In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998.

       Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year end. The Company has not evaluated the impact, if any, of the new standard.

       In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

The Year 2000 Issue

       The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring all of its computer systems into compliance before the end of 1998. Based on the assessment of the Company's computer systems software, it has been determined that certain of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. It is management's intention that all systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant by the end of the third quarter in 1998.

       While achieving Year 2000 compliance is a major task, the costs to be incurred in addressing the Year 2000 issues are not expected to have a material impact on the Company's future financial results.

Forward-Looking Statements

       This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in forward-looking statements as a result of various factors including, but not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) cancellation of specific aircraft or missile programs due to defense spending or general budgetary constraints or poor customer demand, (iii) development of competing technology and scientific know-how similar or superior to that of the Company's and (iv) success in hiring and retaining key management and technical personnel.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial statements and supplementary financial information that are required to be included pursuant to this Item 8 are listed in Item 14 of this Report under the caption "(a)1." and follow Item 14. The financial statements and supplementary financial information specifically referenced in such list are incorporated in this Item 8 by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors, Executive Officers and Key Employees

       The following table sets forth information with respect to the directors, executive officers and other key employees of the Company. All directors and officers of the Company hold office until the annual meeting of stockholders next following their election, or until their successors are elected and qualified.


       Name                              Age                                 Position
       ----                              ---                                 --------

Richard L. Kramer......................  48              Chairman of the Board of Directors and Director of
                                                         Stellex Industries, Inc.

William L. Remley......................  47              Vice Chairman, President, Chief Executive Officer,
                                                         Treasurer and Director of Stellex Industries, Inc.

P. Roger Byer..........................  52              Chief Financial Officer of Stellex Industries, Inc.

Keith D. Gilbert.......................  55              President and Chief Executive Officer of Stellex
                                                         Microwave Systems, Inc.

Bradley C. Call........................  54              President and Chief Executive Officer of Stellex
                                                         Aerospace

Timothy L. Boland......................  59              Vice President, Tactical Subsystems of Stellex
                                                         Microwave Systems, Inc.

John L. Martin.........................  58              Vice President, Microwave Devices of Stellex
                                                         Microwave Systems, Inc.

Kevin R. Hunter........................  37              Vice President, Systems Engineering of Stellex
                                                         Microwave Systems, Inc.

Eric F. Richardson.....................  36              Vice President, Design Engineering of Stellex
                                                         Microwave Systems, Inc.

Paul Dudek.............................  47              Chief Financial Officer of Stellex Microwave

Julius E. Hodge........................  47              Chief Financial Officer of Stellex Aerospace

Lawrence R. Smith......................  52              President of Paragon Precision Products

John Barriatua.........................  62              President of General Inspection Laboratories, Inc.



Roland H. Marti........................  52              President of Scanning Electron Analysis Laboratories,
                                                             Inc.

Thomas B. Fulton.......................  49              President of Bandy Machining International

       Richard L. Kramer became the Chairman of the Board of Directors and a director of the Company in September 1997, shortly after its formation. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation, Texfi Industries Inc., a textile and apparel manufacturing firm, CPT Holdings. Inc., a manufacturer of specialty structural steel profiles, Weldotron Corporation, a packaging equipment manufacturer, Orion Acquisition Corp. II, an investment company, MC Equities, Inc., an insurance holding company, Precise Technology, Inc., a full-service, custom injection molder of precision plastic products, and Republic Properties Corporation. Mr. Kramer is a director of J&L Structural, Inc., Precise Holding Corporation, Trinity Investment Corp. and Sunderland Industrial Holdings Corporation.

       William L. Remley became the Vice Chairman, Chief Executive Officer and a director of the Company in September 1997, shortly after its formation. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation and Weldotron Corporation, Vice-Chairman, Chief Executive Officer and a director of Texfi Industries Inc., President and a director of CPT Holdings Inc., Orion Acquisition Corp. II and MC Equities, Inc. and Vice Chairman, Treasurer and a director of Precise Technology, Inc., a full-service, custom injection molder of precision plastic products. Mr. Remley is a director of J&L Structural, Inc., Republic Properties Corporation, Precise Holding Corporation, Trinity Investment Corp. and Sunderland Industrial Holdings Corporation.

       P. Roger Byer became the Chief Financial Officer of the Company in September 1997, shortly after its formation. Prior to joining the Company, Mr. Byer was Vice President of Finance at General Aquatics (successor to KDI Corporation) since its formation in 1995. Prior to General Aquatics Mr. Byer held the position of Vice President of Finance with KDI Corporation from 1987 to 1995. Mr. Byer spent nine years in the New York office of Arthur Andersen, where he functioned as an Audit Manager. After leaving Arthur Andersen, Mr. Byer worked at various firms in the capacity of Assistant Controller and Director of Auditing until 1976 when he joined the Keene Corporation, initially as Assistant Controller and later as Vice President of Finance.

       Keith D. Gilbert became the President and Chief Executive Officer of Stellex Microwave in October 1997 upon consummation of the W-J Acquisition. Prior to joining Stellex Microwave, Mr. Gilbert held the positions of Executive Vice President of Watkins-Johnson from November 1995 and acting President of TSMD from April 1997, respectively, until the consummation of the W-J Acquisition. Prior to this time, Mr. Gilbert was employed by Watkins-Johnson for 31 years in a variety of positions, including President of the Electronics Group from March 1993 until February 1995 and Vice President of the Defense Group from 1990 until March 1993. Mr. Gilbert currently provides consulting services to Watkins-Johnson.

       Bradley C. Call became the President and Chief Executive Officer of

Stellex Aerospace in July 1997. Prior to joining Stellex Aerospace, Mr. Call was employed by Kleinert as Chairman, President and Chief Executive Officer from September 1988 until the consummation of the Kleinert Acquisition in July 1997. Mr. Call has also held the position of President of Bandy from January 1994 until November 1997. Mr. Call is a director of Unihealth and Pacificare Health Systems.

       Timothy L. Boland became the Vice President, Tactical Subsystems of Stellex Microwave in October 1997 upon consummation of the W-J Acquisition. Prior to joining Stellex Microwave, Mr. Boland held the position of Vice President, Tactical Subsystems Sector of Watkins-Johnson from October 1993 until the consummation of the W-J Acquisition. Prior to this time, Mr. Boland was employed by Hughes Aircraft Company for 24 years in a variety of positions, including Manager of AMRAAM Advanced Programs from January 1990 until October 1993.

       John L. Martin became the Vice President, Microwave Devices of Stellex Microwave in October 1997 upon consummation of the W-J Acquisition. Prior to joining Stellex Microwave, Mr. Martin had been employed by Watkins-Johnson as Vice President, Microwave Devices Sector and Acting Sales Director from October 1996 and June 1997, respectively, until the consummation of the W-J Acquisition. In addition, Mr. Martin had been employed by

Watkins-Johnson as Manager of Product Assurance, Manager of Safety and Security and Department Manager of the Integrated Assemblies Department from January 1992 until the consummation of the W-J Acquisition.

       Kevin R. Hunter became the Vice President, Systems Engineering of Stellex Microwave in October 1997 upon consummation of the W-J Acquisition. Prior to joining Stellex Microwave, Mr. Hunter held the position of Director, Tactical Subsystems Engineering of Watkins-Johnson from July 1997 until the consummation of the W-J Acquisition. Prior to this time, Mr. Hunter was employed by Watkins-Johnson in a variety of positions, including Manager of the Tactical Engineering Department from March 1995 until July 1997, Section Head of the Subsystems Design Section from September 1993 until March 1995, Head of Missile Subsystems Design from January 1993 until September 1993, and Head of Product Development from March 1992 until January 1993.

       Eric F. Richardson became the Vice President, Design Engineering of Stellex Microwave in October 1997 upon consummation of the W-J Acquisition. Prior to joining Stellex Microwave, Mr. Richardson held the position of Director, Engineering of Watkins-Johnson from September 1995 until the consummation of the W-J Acquisition. Prior to this time, Mr. Richardson was employed by Watkins-Johnson in a variety of positions, including Manager of the Mechanical Engineering Department from March 1992 until September 1995.

       Paul Dudek became Chief Financial Officer of Stellex Microwave in January 1998. Prior to joining Stellex Microwave, Mr. Dudek was employed by AlliedSignal

Aerospace as Vice President, Finance of Aerospace Equipment Systems from November 1994 until December 1997. Prior to this time, Mr. Dudek was employed by General Electric Capital Corporation from November 1991 until November 1994 as the Senior Vice President and Chief Financial Officer for the Modular Space and Transportation Equipment Financing divisions.

       Julius E. Hodge became the Chief Financial Officer of Stellex Aerospace in July 1997. Prior to joining Stellex Aerospace, Mr. Hodge was employed by Kleinert as Chief Financial Officer from May 1989 until the consummation of the Kleinert Acquisition in July 1997.

       Lawrence R. Smith has held the position of President of Paragon since November 1990. Prior to this time, Mr. Smith was employed by Rogerson Kratos, Inc. as President from April 1985 until June 1990.

       John Barriatua has held the position of President of GIL since June 1985. Prior to this time, Mr. Barriatua was employed by GIL for 26 years in a variety of positions.

       Roland H. Marti has held the position of President of SEAL since February 1989. Prior to this time, Mr. Marti was employed by Kevex Instruments as Director of Sales from 1984 until 1989, Director, Western Area for Princeton Gamma-Tech from 1983 until 1984 and Worldwide Sales Manager for Bausch & Lomb from 1980 until 1983.

       Thomas B. Fulton has held the position of President of Bandy since November 1997. Prior to joining Bandy, Mr. Fulton was employed by Kaiser Compositek from April 1995 until November 1997, and served as its President since January 1996. Prior to this time, Mr. Fulton was employed by Kade Composites from July 1986 until April 1995, and served as its President from February 1988 until April 1995.

Directors

       Messrs. Kramer and Remley are non-employee directors of Stellex and do not receive compensation for acting in such capacity other than reimbursement for out-of-pocket expenses incurred to attend meetings of the Board of Directors and visit the Company's offices or other locations on behalf of the Company for any special purpose. Messrs. Kramer and Remley are the sole executive officers and directors of Mentmore Holdings Corporation, which provides management services to the Company. See Part III, Item 13. "Certain Relationships and Related Transactions--Management Agreement with Mentmore."


ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

       The following table sets forth the compensation paid by the Company, its predecessor and/or Watkins-Johnson to (i) the Company's current Chief Executive Officer and (ii) the four next most highly compensated individuals serving as executive officers of the Company whose annual compensation exceeded $100,000 in 1997.

                           SUMMARY COMPENSATION TABLE


                                              Annual Compensation

                                                                            Other         All
                                                                           Annual        Other
                                                                           Compen-       Compen-
    Name and Principal                         Salary        Bonus         sation        sation
         Position          Year                 ($)           ($)           ($)            ($)

William L. Remley,         1997                  ---           ---           ---             ---
  Chief Executive
  Officer of Stellex (a)
Keith D. Gilbert,          1997              213,644        63,898           ---        1,575(c)
  President and
  Chief Executive
  Officer of Stellex
  Microwave (b)
Bradley C. Call,           1997              222,784        80,000           ---      739,276(e)
  President and
  Chief Executive
  Officer of Stellex
  Aerospace (d)

Roland H. Marti,           1997              124,538        14,797           ---       93,280(g)
  President of
  Scanning Electron
  Analysis
  Laboratories, Inc. (f)

Lawrence R. Smith,         1997              114,950        19,862           ---      239,306(i)
  President of
  Paragon Precision
  Products (h)

-------------------
(a) Mr. Remley is an executive officer and director of Mentmore, which, pursuant to the Management Agreement (as defined), provides the Company with general management, advisory, consulting and other services in exchange for an annual management fee. See Part III, Item 13. "Certain Relationships and Related Transactions--Management Agreement with Mentmore."


(b) Mr. Gilbert was employed from January 1, 1997 to October 31, 1997 as Executive Vice President of Watkins-Johnson and acting President of TSMD, and $188,684 of the salary and all of the bonus and all other compensation presented relates to such employment. Mr. Gilbert was employed from November 1, 1997 to December 31, 1997 as President and Chief Executive Officer of Stellex Microwave, and $24,960 of the salary presented relates to such employment.

(c) Consists of a management incentive bonus plan award.

(d) Mr. Call was employed from January 1, 1997 to July 1, 1997 as Chairman, President and Chief Executive Officer of Kleinert (predecessor to Stellex), and $108,675 of the salary presented relates to such employment. Mr. Call was employed from July 1, 1997 to December 31, 1997 as President and Chief Executive Officer of Stellex Aerospace, and $114,109 of the salary presented relates to such employment.

(e) Mr. Call received $730,132 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions--The Kleinert Acquisition." All other compensation also includes 401(k) employer contributions of $4,800 and term life insurance premiums of $4,344. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Call's employment described in footnote (d) above.

(f) Mr. Marti was employed from January 1, 1997 to July 1, 1997 as President of Scanning Electron Analysis Laboratories, Inc. (a wholly owned subsidiary of Kleinert Industries, Inc.) and $60,750 of the salary presented relates to such employment. Mr. Marti was employed from July 1, 1997 to December 31, 1997 as President of Scanning Electron Analysis Laboratories, Inc. (a wholly owned subsidiary of Stellex Aerospace) and $63,788 of the salary presented relates to such employment.

(g) Mr. Marti received $87,616 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Kleinert Acquisition." All other compensation also includes 401(k) employer contribution of $4,800 and term life insurance premiums of $864. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Marti's employment described in footnote (f) above.

(h) Mr. Smith was employed from January 1, 1997 to July 1, 1997 as President of Paragon Precision Products (a wholly owned subsidiary of Kleinert Industries, Inc.) and $55,000 of the salary presented relates to such employment. Mr. Smith was employed from July 1, 1997 to December 31, 1997 as President of Paragon Precision Products (a wholly owned subsidiary of Stellex Aerospace) and $59,950 of the salary presented relates to such employment.

(i) Mr. Smith received $233,642 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions -- The Kleinert Acquisition." All other compensation also includes 401(k) employer contribution of $4,800 and term life insurance premiums of $864. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Smith's employment described in footnote (h) above.

Employee Benefit Arrangements

       The Company has retained the firm of McDaniel & Associates, an employee benefit consulting firm, to advise it in structuring an appropriate employee compensation program for the officers and employees of Stellex Microwave and Stellex Aerospace. The Company anticipates adopting a formal program in the near future. In addition, the Company will seek to enter into employment agreements with certain of its executive officers and key employees. The Company expects that the terms of such employment agreements, as well as the terms of the overall compensation program adopted by the Board of Directors of Stellex, will be comparable to the compensation packages offered to officers and employees of the Company under prior ownership and will be competitive with compensation programs offered by other companies in the Company's industry.

       Pursuant to the Stellex Aerospace Investor Agreement (as defined), certain Management Members (as defined) were granted stock appreciation rights ("SARs") by KII Holding. A portion of the SARs vest over a five year period. The vesting of the remaining SARs is generally conditioned upon Stellex Aerospace meeting certain targeted levels of annual and cumulative EBITDA (as defined therein) over a five year period. See Part III, Item 13. "Certain Relationships and Related Transactions--The Kleinert Acquisition."

Compensation Committee Interlocks and Insider Participation

       The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors of Stellex.

Employment and other Agreements

       Stellex Microwave is a party to an employment agreement with Keith D. Gilbert, President and Chief Executive Officer of Stellex Microwave. Mr. Gilbert's employment agreement commenced as of November 1, 1997 and will expire on December 31, 2000, unless sooner terminated. Under such agreement, Mr. Gilbert receives a base salary of $250,000 per annum, subject to annual increases at the discretion of Stellex Microwave's board of directors. Beginning with Stellex Microwave's fiscal year 1998, Mr. Gilbert will also be entitled to receive an annual incentive bonus of up to 75% of his base salary based upon Stellex Microwave's attainment of certain targeted levels of annual EBITDA (as defined in his agreement). Under the terms of his employment agreement, Mr. Gilbert is eligible to participate in all incentive, deferred compensation, savings and retirement, welfare benefit and fringe benefit plans, practices, policies and programs to the extent applicable generally to other peer executives of Stellex Microwave. In addition, Mr. Gilbert is entitled to four weeks paid vacation per year and reimbursement for all reasonable expenses incurred by him in the discharge of his duties.

       Mr. Gilbert's employment agreement may be terminated by Stellex Microwave at any time, with or without cause, upon 120 days' written notice, and upon his death or disability. In the event Mr. Gilbert's employment agreement is terminated for cause or Mr. Gilbert terminates his own employment, Stellex Microwave will pay Mr. Gilbert his base salary through the date of termination to the extent not theretofore paid plus any compensation previously deferred by him (the "Accrued Obligations"). In the event of Mr. Gilbert's death or disability, Stellex Microwave will pay Mr. Gilbert, or his estate, as the case may be, the Accrued Obligations plus any amounts due pursuant to the terms of any applicable welfare benefit plans. In the event Mr. Gilbert's employment agreement is terminated other than for cause or death or disability, Stellex Microwave will pay Mr. Gilbert the Accrued Obligations plus his base salary for the lesser of the remainder of the term of his employment agreement or one year. For a period of two years following the termination of his employment, Mr. Gilbert will be subject to provisions prohibiting his employment with certain significant employees of Stellex Microwave and solicitation of such employees or Stellex Microwave's customers. Mr. Gilbert's employment agreement also contains provisions relating to non-disclosure of Stellex Microwave's proprietary information and the assignment to Stellex Microwave of ownership of certain intellectual property conceived by Mr. Gilbert during his employment.

Retention Plans

       In anticipation of the divestiture of its tactical subsystems and microwave devices business units, Watkins-Johnson implemented an enhanced profit sharing program designed to foster retention of employees of the business pending and following the W-J Acquisition. This program provided for the doubling of benefits payable under Watkins-Johnson's pre-existing profit sharing bonus plan to all employees of the business who remained employed by Watkins-Johnson or Stellex Microwave at the end of 1997. The total bonus payments under this plan approximated $700,000 with the final disbursements occurring in March 1998.

       Certain key employees of the business were also eligible for additional individual retention bonuses, some of which were fixed dollar amounts and others of which were based on the financial results of the business during 1997. The total bonus payments under these plans approximated $1.1 million with the final disbursements occurring in March 1998.

       Pursuant to the W-J Stock Purchase Agreement, Stellex Microwave placed funds to defray the costs of all such retention payments and related payroll taxes into an escrow account. The amount placed in the escrow account that was used to pay such retention amounts and related taxes was credited against the purchase price paid at the closing of the W-J Acquisition.

Employee Loans

       Stellex Microwave is the holder of a promissory note made by Timothy L. Boland, Stellex Microwave's Vice President, Tactical Subsystems, which was in the original principal amount of $100,000 (of which $75,000 has been forgiven and $25,000 remained outstanding as of December 31, 1997). The balance of this note shall be forgiven in the event Mr. Boland remains in the employ of Stellex Microwave through 1998. This note was made in connection with loans for relocation assistance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information concerning the beneficial ownership of Stellex's Common Stock as of March 1, 1998 by (i) each person known to the Company to own beneficially more than 5% of Stellex's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and (iii) all such directors, executive officers and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated.

                                               Common Stock
                                             Beneficially Owned
                                             ------------------

Beneficial Owner                                   Shares           %
----------------                                   ------           -

Cottingham Trust (1996)(a).........                 892            89.2
Askrigg Trust (1996)(b)............                  99             9.9
Richard L. Kramer..................                 892(c)         89.2
William L. Remley..................                 991(d)         99.1
P. Roger Byer......................                   --            --
Keith D. Gilbert...................                   --            --
Bradley C. Call....................                   --            --
Timothy L. Boland..................                   --            --
John L. Martin.....................                   --            --
Kevin R. Hunter....................                   --            --
Eric F. Richardson.................                   --            --
Julius E. Hodge....................                   --            --
Total Executive Officers
 and Directors as a Group..........                   991          99.1
-------------------
(a)    The pool of contingent beneficiaries of Cottingham Trust (1996)

       ("Cottingham") is comprised of Richard L. Kramer and certain members of his family. The trustees of Cottingham are Alhambra Holdings (Trustees) Inc. ("Alhambra") and William L. Remley. All powers with respect to investment or voting of securities owned by Cottingham are exercisable by Mr. Remley. All powers with respect to selection and removal of the beneficiaries of Cottingham are exercisable by Alhambra. The administrative office address of Cottingham and Alhambra is 2 Alhambra Plaza, Suite 1202, Coral Gables, FL 33134. Mr. Kramer, the Chairman of the Board of Directors and a director of Stellex and the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Kramer is the Vice Chairman, and Mr. Remley, Vice Chairman, Chief Executive Officer and a director of Stellex and Vice Chairman and a director of the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Remley is the Chairman, are the sole executive officers and directors of Mentmore, which provides management services to the Company.

(b) The pool of contingent beneficiaries of Askrigg Trust (1996) ("Askrigg") is comprised of William L. Remley and certain members of his family. The trustees of Askrigg are Richard L. Kramer and Gary R. Siegel. All powers with respect to investment or voting of securities owned by Askrigg are exercisable by Mr. Siegel. All powers with respect to selection and removal of the beneficiaries of Askrigg are exercisable by Mr. Kramer. The administrative office address of Askrigg is 201 Crandon Blvd., Apt. 643, Key Biscayne, FL 33149, and an address of Mr. Siegel is c/o Mentmore Holdings Corporation, 1430 Broadway, 13th Floor, New York, NY 10018-3308. Mr. Kramer, the Chairman of the Board of Directors and a director of Stellex and the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Kramer is the Vice Chairman, and Mr. Remley, Vice Chairman, Chief Executive Officer and a director of Stellex and Vice

       Chairman and a director of the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Remley is the Chairman, are the sole executive officers and directors of Mentmore, which provides management services to the Company.

(c) Comprised of 892 shares of Stellex's Common Stock held of record by Cottingham, as to which Mr. Kramer disclaims beneficial ownership. See footnote (a) above.

(d) Comprised of 892 and 99 shares of Stellex's Common Stock held of record by Cottingham and Askrigg, respectively, as to which Mr. Remley disclaims beneficial ownership. See footnotes (a) and (b) above.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The W-J Acquisition

       On August 29, 1997, a wholly owned subsidiary of Stellex, TSMD Acquisition Corp. (the "Buyer"), entered into a Stock Purchase Agreement (the "W-J Stock Purchase Agreement") with Watkins-Johnson and W-J TSMD Inc. ("W-J TSMD"), pursuant to which Watkins-Johnson agreed to contribute certain assets and liabilities relating to its tactical subsystems and microwave devices businesses (collectively the "Business") to W-J TSMD, and the Buyer agreed to purchase all of the issued and outstanding capital stock of W-J TSMD (the "Stellex Microwave Stock") for a net purchase price of approximately $82.2 million (after giving effect to estimated purchase price adjustments). The closing of the W-J Acquisition occurred on October 31, 1997 concurrently with the consummation of the Offering. In connection with the consummation of the W-J Acquisition, the corporate name of W-J TSMD was changed to Stellex Microwave Systems, Inc.

       The W-J Stock Purchase Agreement contains representations and warranties typical of agreements of like nature, including, without limitation, those relating to corporate organization and capitalization, the valid authorization, execution, delivery and enforceability of all transaction documents, the financial statements, the absence of material adverse changes in the Business, the absence of material undisclosed liabilities, tax matters, material contracts, the quality and title of the property comprising the Business, litigation and employee matters, governmental authorizations, licenses and permits, insurance, compliance with laws, employee benefit plans, customers and suppliers, compliance with environmental and other laws, and compliance with the terms of government contracts. Generally, the representations and warranties of Watkins-Johnson expire on the second anniversary of the closing date except that
(i) those relating to the corporate organization and capitalization of Stellex Microwave, title to the Stellex Microwave Stock and its assets and the absence of brokers remain in full force and effect indefinitely, (ii) those concerning environmental matters generally survive until the tenth anniversary of the closing date, (iii) certain representations regarding the good repair and adequacy of the material tangible properties of the Business terminate on the date which is six months following the closing date, (iv) certain representations and warranties regarding the merchantability and quality of inventory included in the Business terminate upon the final determination of the Adjustment Amount (as defined in the W-J Stock Purchase Agreement) and (v) those relating to tax matters generally survive until the expiration of the applicable statute of limitations.

       Pursuant to the W-J Stock Purchase Agreement, Watkins-Johnson agreed to indemnify the Buyer and Stellex Microwave for all liabilities and other losses arising from, among other things, any breach of its representations, warranties or covenants contained in the W-J Stock Purchase Agreement, the Excluded Liabilities (as defined in the W-J Stock Purchase Agreement), third party claims or demands regarding conduct of the Business prior to the closing date, violations of law that occur prior to the closing date and certain environmental conditions. The Buyer agreed to indemnify Watkins-Johnson for all liabilities and other losses arising from, among other things, any breach of its representations, warranties or covenants contained in the W-J Stock Purchase Agreement, the Assumed Obligations (as defined in the W-J Stock Purchase Agreement), third party claims or demands regarding conduct of the Business following the closing date and violations of law that occur after the closing date. With certain exceptions, neither Watkins-Johnson nor the Buyer is required to indemnify any other person for breaches of certain representations and warranties unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds $500,000 and, in such event, the indemnifying party will be responsible only for the amount in excess of $500,000. In addition, the indemnification obligations for breaches of representations and warranties of each of Watkins-Johnson and the Buyer are generally limited to a maximum of $20 million, except that there is no limit on Watkins-Johnson's obligations with respect to breaches of certain representations and warranties, including those relating to the corporate organization and capitalization of Stellex Microwave, certain tax matters, title to the Stellex Microwave Stock and its assets, the absence brokers and certain environmental matters. There is also no limit on indemnification by Watkins-Johnson for specified pending claims and litigation.

       The W-J Stock Purchase Agreement also contains non-competition and non-solicitation agreements binding on Watkins-Johnson, the Buyer and Stellex Microwave. Watkins-Johnson, on behalf of itself and its Affiliates (as defined in the W-J Stock Purchase Agreement), agreed for a period of four years after the date of such agreement that it will not, directly or indirectly participate in the ownership, management or control of, or the financing of, or be employed by, or consult for or otherwise render services to, or allow its name or reputation to be used in or by any other present or future business enterprise in the defense or space industries or that otherwise compete with the Business or its products in each state of the United States and in each foreign jurisdiction in which the Business is conducted or its products are sold as of the closing date; provided that the foregoing provision expressly does not apply to certain intelligence systems manufactured by Watkins-Johnson that are designed to monitor or intercept communication signals, products for the telecommunications market currently manufactured or in development by Watkins-Johnson and Watkins-Johnson's ability to act as an outside GaAs foundry for third parties. In addition, Watkins-Johnson generally agreed to refrain from soliciting employees of Stellex Microwave for a period of four years from the closing date.

       Similarly, the Buyer, on behalf of itself and its Affiliates, agreed for a period of four years after the date of the W-J Stock Purchase Agreement that it will not (i) manufacture Gallium Arsenide parts for third parties, (ii) disclose to third parties confidential process and design rule information related to the manufacture of Gallium Arsenide parts except as necessary for the manufacture of parts solely for the Buyer and its Affiliates and (iii) manufacture for the telecommunications market products that duplicate, in whole or with minor modifications, the proprietary designs of products currently manufactured or in development by Watkins-Johnson, including, without limitation, cellular and PCS base station subsystems, wireless local loop customer premise equipment, repeater subsystems for point to multi-point and medium power amplifiers. In addition, the Buyer and Stellex Microwave generally agreed to refrain from soliciting employees of Watkins-Johnson for a period of four years from the closing date. In connection with the W-J Acquisition, Watkins-Johnson and the Company entered into a variety of ancillary agreements to accommodate the separation of the Business from the businesses retained by Watkins-Johnson. Stellex Microwave entered into a sub-lease with Watkins-Johnson for the facilities currently used by the Business that allows the Company to continue to conduct the Business at its existing site for a maximum of three years. In addition, Watkins-Johnson and Stellex Microwave entered into a supply agreement that allows Stellex Microwave to purchase from Watkins-Johnson, at agreed upon rates, products used in connection with the Business from Watkins-Johnson's gallium arsenide foundry and thin-film production substrate facility. Stellex Microwave also entered into an agreement to furnish Watkins-Johnson, at agreed upon rates, with metal injection molding services through a facility purchased from Watkins-Johnson in connection with the W-J Acquisition. Finally, Watkins-Johnson and Stellex Microwave entered into a license agreement covering certain common technology used in the operation of the Business and the businesses being retained by Watkins-Johnson. See Part I,
Item 1. "--Supply Agreements" and "--Intellectual Property" and Part I, Item 2. "Business--Properties."

       The foregoing summary of the material terms of the W-J Stock Purchase Agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the W-J Stock Purchase Agreement, including the definitions of certain terms therein and the exhibits and schedules thereto.

The Kleinert Acquisition

       On July 1, 1997, KII Acquisition Corp. ("Acquisition Corp."), approximately 80% of the common stock of which is indirectly owned by Stellex, acquired all of the issued and outstanding capital stock of Kleinert (currently known as Stellex Aerospace) from Kleinert Industries Holding AG (the "Seller"), for a purchase price of approximately $26.5 million (including the assumption of $2.6 million of indebtedness and the issuance by Acquisition Corp. to the Seller of a promissory note (the "Kleinert Seller Note") in the principal amount of $1,750,000). The Kleinert Seller Note matures on July 1, 1999 and bears interest at a rate of 8%. The Kleinert Seller Note is guaranteed by Stellex Aerospace and each of its subsidiaries.

       The Stock Purchase Agreement entered into in connection with the Kleinert Acquisition (the "Kleinert Stock Purchase Agreement") contains representations and warranties typical of agreements of like nature, including, without limitation, those relating to corporate organization and authorization, good title to Kleinert's capital stock, violations of law and defaults under material contracts, third party consents, Kleinert's financial statements, tax, environmental and intellectual property matters, the absence of undisclosed liabilities, title to and condition of assets, litigation, compliance with laws, insurance, employee benefit plans, inventory and required permits and licenses.

       Pursuant to the Kleinert Stock Purchase Agreement, the Seller agreed to indemnify Acquisition Corp. for all liabilities and other losses arising from, among other things, any breach of the representations, warranties or covenants of the Seller or Kleinert contained in the Kleinert Stock Purchase Agreement. Indemnification claims must be brought by Acquisition Corp. prior to June 30,

1999, except with respect to breaches of certain representations relating to tax matters, which may be brought any time prior to the applicable statute of limitations. Acquisition Corp. has agreed to indemnify the Seller for all liabilities (including without limitation liabilities for Taxes), and other losses arising from, among other things, the operation or conduct of Stellex Aerospace's business after the Closing Date and the breach of any representation, warranty or covenant of Acquisition Corp. contained in the Kleinert Stock Purchase Agreement. Indemnification claims brought by the Seller generally must be made prior to June 30, 1999. With certain limited exceptions (e.g., fraud), neither the Seller nor Acquisition Corp. is required to indemnify any other person unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds $100,000 (the "Basket Amount") and, in such event, the indemnifying party shall be responsible for all Indemnified Losses, including those comprising the Basket Amount. In addition, the indemnification obligations of each Acquisition Corp. and the Seller are generally limited to a maximum of $1,750,000. Pursuant to the Kleinert Seller Note, and subject to certain conditions and procedures, Acquisition Corp. may offset amounts due under the Kleinert Seller Note by indemnification claims and other amounts owing by the Seller to Acquisition Corp. under the Kleinert Stock Purchase Agreement.

       Pursuant to an Agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), six senior members of Stellex Aerospace's management team (the "Buyers," and together with a member of management who received SARs as described below, the "Management Members") purchased 19.9% of the issued and outstanding shares of KII Holding Corp. ("KII Holding"), the parent holding company of Stellex Aerospace, for approximately $800,000. In addition, an entity beneficially owned by trusts established for the benefit of Messrs. Kramer and Remley and certain members of their families purchased KII Holding's remaining common stock for approximately $3.1 million and 84 shares of KII Holding's Series A Preferred Stock, having a stated value of $10,000 per share (the "Series A Preferred Stock"), for $840,000. Pursuant to the Stellex Aerospace Investor Agreement, the Buyers also agreed to purchase shares of KII Holding's Series B Preferred Stock with the net bonus payments received by the Buyers under their respective participation plan agreements with the Seller.

       Pursuant to the Stellex Aerospace Investor Agreement, KII Holding granted SARs to certain Management Members. KII Holding has the right to redeem (the "Redemption Right") all, but not less than all, of any common stock held by any Management Member and to cause a liquidation and termination of any SAR held by him to KII Holding upon the occurrence of certain events, including the death, disability or termination of the Management Member, and for any reason after July 1, 2002. Moreover, the Stellex Aerospace Investor Agreement gives each Management Member the right to cause KII Holding to purchase all, but not less than all, of any common stock of KII Holding held by him and/or to cause KII Holding to liquidate and terminate any SARs held by him (hereinafter referred to as the "Put Right") upon the occurrence of certain events, including such Management Member's death, disability, termination Without Cause (as defined in the Stellex Aerospace Investor Agreement) or scheduled retirement, and for any reason after July 1, 2002. The applicable purchase price to be received by a Management Member upon the exercise of a Redemption Right or Put Right is based upon a formula set forth in the Stellex Aerospace Investor Agreement. To the extent KII Holding is prohibited under the terms of its existing indebtedness from making payment to any Management Member for any shares of its common stock or vested SARs purchased or liquidated pursuant to the Stellex Aerospace Investor Agreement, then it is required to issue a promissory note to such Management Member for the amount owing. Such note shall be payable when and to the extent KII Holding is permitted to make such payment and bear interest at a rate of 10% per annum. Such note shall also be unsecured and subordinated to all other indebtedness of KII Holding, including KII Holding's Guarantee of the Notes.

       The Stellex Aerospace Investor Agreement further provides that subsequent to the closing of the Kleinert Acquisition, each Management Member will enter into a five year employment agreement with KII Holding or one of its subsidiaries. The Company has engaged an employee benefits firm to advise it in structuring its overall compensation program and anticipates implementing such program and entering into the employment agreements with the Management Members at its earliest opportunity.

       The foregoing summary of the material terms of the Kleinert Stock Purchase Agreement, the Stellex Aerospace Investor Agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the Kleinert Stock Purchase Agreement and the Stellex Aerospace Investor Agreement, including the definitions of certain terms therein and exhibits and schedules thereto.

Trinity Note

       In connection with the Kleinert Acquisition, KII Holding issued a promissory note (the "Trinity Note") in the principal amount of $2,500,000 to Trinity Investment Corp. ("Trinity"). Richard L. Kramer and William L. Remley are executive officers and directors of Trinity, which is a subsidiary of entities owned by trusts established for the benefit of certain relatives of Messrs. Kramer and Remley. The outstanding principal and accrued interest on the Trinity Note was repaid with a portion of the proceeds of the Offering.

Management Agreement with Mentmore

       Mentmore provides management services to Stellex and the Subsidiary Guarantors pursuant to the Amended and Restated Management Advisory Services Agreement effective as of November 1, 1997 (the "Management Agreement"), between Stellex, the Subsidiary Guarantors and Mentmore. Pursuant to the Management Agreement, Mentmore provides Stellex and the Subsidiary Guarantors with general management, advisory, consulting and other services with respect to the Company's business, including, without limitation, strategic planning, financial planning, accounting and financial reporting, consulting and assistance with respect to traditional treasury functions, general business development services, and oversight and review of tax preparation, planning and audits. Under the terms of the Management Agreement, Mentmore receives customary indemnification, reimbursement of certain costs and an annual management fee of $750,000, which is payable monthly, plus, after the first anniversary of the consummation of the Offering, the amount by which 1% of the Company's total consolidated sales in any fiscal year exceeds such fee. The Management Agreement has a term of 10 years and is automatically extended for one additional year as of December 31 of each year during the term of the agreement unless either party shall have previously notified the other in writing on or before September 30 of its desire not to further extend the term. In addition, Mentmore may terminate the Management Agreement at any time upon 90 days prior written notice to the other parties thereto, and such parties may terminate the Management Agreement "for cause" (as defined in the Management Agreement). The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley.

       In connection with the Kleinert Acquisition, Mentmore received investment banking fees of $450,000, and reimbursement for certain expenses. Mentmore received total fees of $1,000,000 and the reimbursement of certain expenses in connection with financial advisory and other services rendered to the Company in connection with the W-J Acquisition and the Offering. For the year ended December 31, 1997, the Company paid an additional $225,000 of fees to Mentmore under the Management Agreement. In addition, Michael D. Schenker Co. L.P.A., whose principal is an officer of Mentmore, received customary fees in connection with services rendered in connection with the Transactions.

Tax Sharing Agreement

       The Company's liability for taxes will be determined based upon a tax sharing agreement (the "Tax Sharing Agreement") entered into among Stellex and its subsidiaries. Under the Tax Sharing Agreement, Stellex and its subsidiaries will generally be responsible for federal taxes based upon the amount that would be due if Stellex and its subsidiaries filed federal tax returns as a separate affiliated group of corporations rather than as part of Stellex's consolidated federal tax returns. The combined state tax liabilities will be allocated to Stellex and its subsidiaries based on similar principles.

Relationship with Equity Investors

       In connection with the consummation of the Transactions, certain equity investments in the Company were made by trusts or other entities owned by trusts, the beneficiaries of which are relatives of Richard L. Kramer and William L. Remley. Such investments consisted of the purchase for cash of shares of the Company's Series A Preferred Stock for an aggregate consideration of $7,450,000 and its Common Stock for an aggregate consideration of $50,000. In addition, a $4,000,000 promissory note (the "Sunderland Note") issued to Sunderland Industrial Holdings Corporation ("Sunderland") in connection with the Kleinert Acquisition was exchanged, in connection with the consummation of the Transactions, for shares of the Company's Series A Preferred Stock having an aggregate stated value of $4,000,000. The Company's Series A Preferred Stock is

not mandatorily redeemable at the option of the holder, and dividends thereunder are payable in cash or in kind at the option of the Company's Board of Directors, subject to restrictions under the Indenture. Richard L. Kramer and William L. Remley are the principal executive officers and directors of Sunderland, whose outstanding capital stock is held by trusts, the beneficiaries of which are certain relatives of Messrs. Kramer and Remley.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this Report:

       1. The financial statements listed on page F-1 are filed as part of this Report.

       2.    Financial Statement Schedules:

                  All schedules are omitted because they are not applicable, not required or the information is included elsewhere in the Consolidated Financial Statements or Notes thereto.

       3.                  List of Exhibits:

Exhibit
Number                                  Description
------                                  -----------

*3.1              Certificate of Incorporation of Stellex Industries, Inc.
*3.2              Bylaws of Stellex Industries, Inc.
*3.3              Certificate of Incorporation of TSMD Acquisition Corp.
*3.4              Bylaws of TSMD Acquisition Corp.
*3.5              Articles of Incorporation of Stellex Microwave Systems, Inc.
*3.6              Bylaws of Stellex Microwave Systems, Inc.
*3.7              Certificate of Incorporation of KII Holding Corp.
*3.8              Bylaws of KII Holding Corp.
*3.9              Certificate of Incorporation of KII Acquisition Corp.
*3.10             Bylaws of KII Acquisition Corp.
*3.11             Articles of Incorporation of Stellex Aerospace.
*3.12             Bylaws of Stellex Aerospace.
*3.13             Articles of Incorporation of Bandy Machining International.
*3.14             Bylaws of Bandy Machining International.
*3.15             Articles of Incorporation of Paragon Precision Products.
*3.16             Bylaws of Paragon Precision Products.
*3.17             Certificate of Incorporation of Scanning Electron Analysis Laboratories, Inc.
*3.18             Bylaws of Scanning Electron Analysis Laboratories, Inc.
*3.19             Articles of Incorporation of General Inspection Laboratories, Inc.
*3.20             Bylaws of General Inspection Laboratories, Inc.



*4.1              Purchase Agreement dated as of October 23, 1997, by and among Stellex Industries, Inc.,
                  TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII
                  Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision
                  Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories,
                  Inc. and Societe Generale Securities Corporation, BT Alex. Brown Incorporated and Jefferies
                  & Company, Inc.
*4.2              Indenture dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD
                  Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition
                  Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products,
                  Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc. and
                  Marine Midland Bank, as trustee.
*4.3              Registration Rights Agreement dated as of October 31, 1997 by and among Stellex
                  Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding
                  Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon
                  Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection
                  Laboratories, Inc. and Societe Generale Securities Corporation, BT Alex. Brown
                  Incorporated and Jefferies & Company, Inc.
*10.1             Credit Agreement dated as of October 31, 1997 by and among Stellex Industries, Inc.,
                  TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII
                  Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision
                  Products, Scanning Electron Analysis Laboratories, Inc.  and General Inspection
                  Laboratories, Inc. and Societe Generale, as Agent.
**10.2            Stock Purchase Agreement dated as of August 29, 1997
                  by and among TSMD Acquisition Corp., Watkins-Johnson
                  Company and W-J TSMD Inc.
*10.3             Stock Purchase Agreement dated as of May 23, 1997, by and among KII Acquisition Corp.
                  and Kleinert Industrie Holding AG.
*10.4             Stellex Aerospace Investor Agreement dated as of July 1, 1997, by and among KII Holding
                  Corp. and Greystoke Capital Management Limited LDC, and Bradley C. Call, Julius E.
                  Hodge, Lawrence R. Smith, John Barriatua, Roland H. Marti, Arun Kumar and Louis A.
                  Brown.
*10.5             Promissory Note dated as of July 1, 1997 by KII Acquisition Corp. to Kleinert Industrie
                  Holding AG.
*10.6             Promissory Note dated September 6, 1991 by Paragon Precision Products to Farm Bureau
                  Life Insurance Company.
*10.7             Amended and Restated Management Advisory Services
                  Agreement, effective as of November 1, 1997, by and
                  between Mentmore Holdings Corporation, Stellex
                  Industries, Inc., TSMD Acquisition Corp., Stellex
                  Microwave Systems, Inc., KII Holding Corp., KII
                  Acquisition Corp., Stellex Aerospace, Bandy Machining
                  International, Paragon Precision Products, Scanning
                  Electron Analysis Laboratories, Inc. and General
                  Inspection Laboratories, Inc.
*10.8             Tax Allocation and Indemnity Agreement dated as of

                  October 31, 1997, and retroactively applied to the
                  calendar year ended December 31, 1997, by and among
                  Stellex Industries, Inc., TSMD Acquisition Corp.,
                  Stellex Microwave Systems, Inc., KII Holding Corp.,
                  KII Acquisition Corp., Stellex Aerospace, Bandy
                  Machining International, Paragon Precision Products,
                  Scanning Electron Analysis Laboratories, Inc. and
                  General Inspection Laboratories, Inc.
**10.9            Gallium Arsenide and Thin Film Supply and Services Agreement dated as of October 31,
                  1997 between Stellex Industries, Inc. and Watkins-Johnson Company.
**10.10           Metal Injection Molding, Glass Seal and Hybrid Assembly Facility Agreement dated as of
                  October 31, 1997 between Stellex Industries, Inc. and Watkins-Johnson Company.
**10.11           Cross License Agreement dated as of October 31, 1997 between Watkins-Johnson Company,
                  Stellex Microwave Systems, Inc. and TSMD Acquisition Corp.
*12.1             Subsidiaries of the Registrants.
 27.1             Financial Data Schedule

----------------

* Filed with Registration Statement No. 333-41939 and incorporated herein by reference.
** Confidential treatment requested for a portion of this exhibit previously filed with Registration Statement No. 333-41939 and incorporated herein by reference.

(b)      Reports on Form 8-K:

         None.

(c)      Exhibits:

         See (a)(3) above for a listing of Exhibits filed as a part of this Report.

(d)      Additional Financial Statement Schedules:

         None.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act

         Neither an annual report covering the Registrant's last fiscal year nor proxy materials with respect to any annual or other meeting of security holders have been sent to security holders.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Stellex Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Stellex Industries, Inc. and subsidiaries (the "Company") as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period then ended. We did not audit the financial statements of KII Holding Corp. (a consolidated subsidiary) which statements reflect total assets constituting 26% of consolidated total assets at December 31, 1997 and total revenues constituting 58% of consolidated total revenues for the six-month period then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for KII Holding Corp., is based solely on the report of such other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Stellex Industries, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the six-month period then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted a new accounting basis effective July 1, 1997 in connection with a change of ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the book values of assets in the accompanying consolidated financial statements as of December 31, 1997 are not comparable to those of earlier periods.

DELOITTE & TOUCHE LLP

San Jose, California
March 13, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of KII Holding Corp. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of KII Holding Corp. and subsidiaries (formerly Kleinert Industries, Inc.) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of KII Holding Corp. and subsidiaries (formerly Kleinert Industries, Inc. and subsidiaries) as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor) in conformity with generally accepted accounting principles.

COOPERS & LYBRAND LLP

Los Angeles, California
March 6, 1998

STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


------------------------------------------------------------------------------------------------------------------------
                                                                                                 December 31,
                                                                                            1997             1996

ASSETS                                                                                                   (Predecessor)

CURRENT ASSETS:

  Cash and cash equivalents                                                              $   3,304,200     $    406,000
  Accounts receivable, less allowance for doubtful accounts
    ($91,600 in 1997 and $112,300 in 1996)                                                  15,232,200        3,876,000
  Inventories                                                                               27,884,200       11,547,700
  Prepaid and other assets                                                                   3,753,000          281,300
  Deferred income taxes                                                                      2,172,400          486,000
                                                                                         -------------     ------------

           Total current assets                                                             52,346,000       16,597,000

  Property, plant and equipment, net                                                        31,506,000       11,165,400
  Goodwill, net of accumulated amortization of $252,400 in 1997 and $262,700 in 1996        42,919,700          986,100
  Other intangible assets, net of accumulated amortization of $393,500                      12,594,800
  Deferred financing costs, net of accumulated amortization of $90,900                       5,356,800                -
  Other assets                                                                               1,059,100          865,900
                                                                                         -------------     ------------

TOTAL ASSETS                                                                             $ 145,782,400     $ 29,614,400
                                                                                         =============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Revolving line of credit                                                               $           -     $  4,300,000
  Current portion of notes and capital lease obligations                                       139,700        1,558,000
  Accounts payable                                                                           4,637,900        1,525,000
  Accrued liabilities                                                                       12,031,100        1,301,000
  Advance billings and customer deposits                                                     2,678,900          177,900
                                                                                         -------------     ------------

           Total current liabilities                                                        19,487,600        8,861,900

  9-1/2% senior subordinated notes                                                         100,000,000                -
  Long-term obligations, less current portion                                               12,181,800        4,123,900
  Deferred employee benefits                                                                 1,704,000        1,599,700

  Deferred income taxes                                                                      2,446,700          851,300
  Minority interest in KII Holdings Corp.                                                    1,078,100                -
                                                                                         -------------     ------------

           Total liabilities and minority interest                                         136,898,200       15,436,800
                                                                                         -------------     ------------

COMMITMENTS AND CONTINGENCIES (Notes 11, 14 and 15)

STOCKHOLDERS' EQUITY:

  Common stock, no par value, 1,000 shares authorized and outstanding                           50,000                -
  Common stock - predecessor, $1,000 par value; 1,000,000 shares authorized,
    10,000 shares issued and outstanding                                                             -       10,000,000
  Preferred stock, no par value: 500 shares authorized, 229 shares issued and outstanding   11,450,000                -
  Additional paid-in capital                                                                         -        1,952,700
  Retained earnings (accumulated deficit)                                                   (2,615,800)       2,224,900
                                                                                         -------------     ------------

           Total stockholders' equity                                                        8,884,200       14,177,600
                                                                                         -------------     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 145,782,400     $ 29,614,400
                                                                                         =============     ============

See accompanying notes to consolidated financial statements.

STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------------

                                                           Six Months       Six Months
                                                              Ended            Ended
                                                           December 31,       June 30,        Years Ended December 31,
                                                                                         -------------------------------
                                                               1997             1997             1996            1995
                                                                                            (Predecessor)

SALES                                                     $ 30,535,900     $ 14,296,000    $ 24,306,900    $ 21,049,100
COST OF SALES                                               24,731,900       10,139,600      17,366,800      15,083,500
                                                          ------------     ------------    ------------    ------------
           Gross profit                                      5,804,000        4,156,400       6,940,100       5,965,600
                                                          ------------     ------------    ------------    ------------
OPERATING EXPENSES:
  Selling, general and administrative                        5,080,600        1,783,100       3,629,200       3,298,500
  Research and development                                     588,000                -               -               -
  Amortization of noncompete covenants,
    goodwill and other intangible costs                        716,100           15,600          31,200         282,200
                                                          ------------     ------------    ------------    ------------
           Total operating costs                             6,384,700        1,798,700       3,660,400       3,580,700
                                                          ------------     ------------    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                                 (580,700)       2,357,700       3,279,700       2,384,900
                                                          ------------     ------------    ------------    ------------
OTHER INCOME (EXPENSE):
  Interest income                                               25,400            4,500          11,600           5,500
  Interest expense                                          (2,577,700)        (375,700)       (855,800)     (1,034,400)
  Other                                                        (14,000)        (102,900)        (58,100)        (44,100)
                                                          ------------     ------------    ------------    ------------
           Total other expense                              (2,566,300)        (474,100)       (902,300)     (1,073,000)
                                                          ------------     ------------    ------------    ------------
INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES AND EXTRAORDINARY LOSS                       (3,147,000)       1,883,600       2,377,400       1,311,900
                                                          ------------     ------------    ------------    ------------
PROVISION (BENEFIT) FOR INCOME TAXES                        (1,170,300)         753,400         944,900         524,800
                                                          ------------     ------------    ------------    ------------
INCOME (LOSS) BEFORE EXTRAORDINARY
  LOSS                                                      (1,976,700)       1,130,200       1,432,500         787,100
EXTRAORDINARY LOSS ON EARLY EXTINGUISH-
  MENT OF DEBT (Net of income tax benefit of $298,900)        (448,300)              -               -               -
                                                          ------------     ------------    ------------    ------------
NET INCOME (LOSS)                                           (2,425,000)       1,130,200       1,432,500         787,100
PREFERRED STOCK DIVIDENDS                                     (190,800)              -               -               -
                                                          ------------     ------------    ------------    ------------

INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS                                            $ (2,615,800)     $ 1,130,200     $ 1,432,500       $ 787,100
                                                          ============      ===========     ===========       =========

See accompanying notes to consolidated financial statements.

STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Retained
                                           Common Stock           Preferred Stock      Additional      Earnings
                                       ---------------------   --------------------      Paid-in     (Accumulated
Predecessor:                           Shares        Amount    Shares        Amount      Capital        Deficit)           Total

BALANCE, January 1, 1995               10,000   $ 10,000,000                          $ 1,952,700        $ 5,300      $ 11,958,000

Net income                                                                                               787,100           787,100
                                       ------   ------------   ----    ------------   -----------   ------------      ------------
BALANCE, December 31, 1995             10,000     10,000,000                            1,952,700        792,400        12,745,100

Net income                                                                                             1,432,500         1,432,500
                                       ------   ------------   ----    ------------   -----------   ------------      ------------
BALANCE, December 31, 1996             10,000     10,000,000                            1,952,700      2,224,900        14,177,600
                                       ------   ------------   ----    ------------   -----------   ------------      ------------

Net income                                                                                             1,130,200         1,130,200
                                       ------   ------------   ----    ------------   -----------   ------------      ------------
BALANCE, June 30, 1997                 10,000   $ 10,000,000                          $ 1,952,700   $  3,355,100      $ 15,307,800
                                       ======   ============   ====    ============   ===========   ============      ============

The Company:

Issuance of stock                       1,000       $ 50,000    229    $ 11,450,000                                   $ 11,500,000

Net loss for the six months ended
  December 31, 1997                                                                                 $ (2,425,000)       (2,425,000)

Dividends declared on preferred stock                                                                   (190,800)         (190,800)
                                       ------   ------------   ----    ------------   -----------   ------------      ------------
BALANCE, December 31, 1997              1,000       $ 50,000    229    $ 11,450,000   $ -           $ (2,615,800)     $  8,884,200
                                       ======   ============   ====    ============   ===========   ============      ============


See accompanying notes to consolidated financial statements.

STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS


--------------------------------------------------------------------------------------------------------------------------------
                                                                        Six Months     Six Months
                                                                           Ended          Ended
                                                                        December 31,     June 30,      Years Ended December 31,
                                                                                                   -----------------------------
                                                                            1997           1997         1996            1995
                                                                                                   (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                    $ (2,425,000)   $ 1,130,200   $ 1,432,500    $   787,100
  Reconciliation to net cash provided by operating activities:
      Depreciation and amortization                                       2,132,300        878,200     1,691,400      1,950,300
      Gain on sale of property                                                 (900)        (4,000)       (2,200)       (10,600)
      Deferred income taxes                                              (1,170,300)       125,100       254,100        165,800
      Stock compensation                                                    300,000              -             -              -
      Extraordinary loss on extinguishment of debt                          448,300              -             -              -
      Changes in assets and liabilities (net of acquisitions):

        Accounts receivable                                             (10,500,900)      (978,200)     (388,600)      (299,000)
        Inventories                                                       3,007,200     (1,078,300)   (1,074,100)    (1,058,200)
        Income taxes receivable                                             (92,000)             -             -              -
        Prepaid and other assets                                         (2,661,900)      (105,300)     (219,600)        (8,400)
        Due from Parent                                                           -         (2,100)      (55,600)      (146,000)
        Other assets                                                              -        (74,500)     (182,700)             -
        Accounts payable                                                  2,554,200        559,000       357,700        127,500
        Accrued liabilities                                               3,861,400         18,000       530,400        329,400
        Customer deposits                                                         -         (3,100)      134,400          8,200
        Income taxes payable                                                      -        (60,100)       (3,400)        20,000
                                                                       ------------    -----------   -----------    -----------

           Net cash provided by (used in) operating activities           (4,547,600)       479,400     2,657,000      1,866,100
                                                                       ------------    -----------   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net cash paid for acquisition of Kleinert and TSMD                    (97,905,800)             -             -              -
  Additions to fixed assets                                              (1,289,100)      (868,500)   (1,052,500)      (656,700)
  Proceeds from sale of fixed assets and other                                   -          33,500         4,500         13,600
                                                                       ------------    -----------   -----------    -----------

           Net cash (used in) investing activities                      (99,194,900)      (835,000)   (1,048,000)      (643,100)
                                                                       ------------    -----------   -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of senior subordinated notes, net of issuance costs           94,552,300              -             -              -
  Net borrowings on line of credit                                        7,500,000        300,000       735,000        765,000
  Net borrowings on notes payable                                           430,000        (28,400)   (2,141,600)    (2,196,900)
  Proceeds from borrowings in connection with Kleinert Acquisition       19,300,000              -             -              -
  Proceeds from sales of stock (including minority interest)             12,278,100              -             -              -
  Repayments under capital lease obligations                                 (5,700)             -             -              -
  Repayment of debt and notes payable in conjunction with
    Kleinert acquisition                                                (27,330,000)             -             -              -
                                                                       ------------    -----------   -----------    -----------

           Net cash used in (provided by) financing activities          106,724,700        271,600    (1,406,600)    (1,431,900)
                                                                       ------------    -----------   -----------    -----------

           Net increase (decrease) in cash and cash equivalents           2,982,200        (84,000)      202,400       (208,900)

CASH AND CASH EQUIVALENTS, beginning of year                                322,000        406,000       203,600        412,500
                                                                       ------------    -----------   -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                 $  3,304,200    $   322,000   $   406,000    $   203,600
                                                                       ============    ===========   ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION-
  Cash paid during the year for:

    Interest                                                           $    750,100    $   377,800   $   863,900    $ 1,032,800
    Income taxes, net                                                  $    369,000    $   633,000   $   694,200    $   339,000
  Transactions in connection with the acquisition of Kleinert:

    Note issued to seller                                              $  1,750,000    $        -    $         -    $         -
    Mortgage note assumed                                              $  2,600,000    $        -    $         -    $         -


See accompanying notes to consolidated financial statements.

STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

      Formation of Stellex Industries, Inc. - On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its article of incorporation to change its name to Stellex Industries, Inc. ("Stellex"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for (i) 8,010 shares of common and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holdings"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holdings had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1997, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holdings; the remaining equity interests are held by certain members of Kleinert management. The transaction has been accounted for as a reincorporation of KII Holdings; accordingly, the financial statements of Stellex reflect the results of its operations commencing with the acquisition of Kleinert on July 1, 1997. Kleinert is the predecessor of Stellex, and financial information for Kleinert is presented as of December 31, 1996 and for the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995 in accordance with the rules and regulations of the Securities and Exchange Commission. References to the "Company" include both Stellex and its predecessor, Kleinert.

      Kleinert Acquisition - On July 1, 1997, KII Holdings through a wholly-owned subsidiary (KII Acquisition Corp., a Delaware company), acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.6 million of indebtedness and the issuance to the seller of a note for approximately $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. Kleinert's corporate name was subsequently changed to Stellex Aerospace. Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries - Paragon Precision Products ("PPP"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("BMI").

      PPP specializes in the manufacture of precision aerospace components. GIL provides non-destructive testing services for inspecting critical parts and manufactured components. SEAL specializes in materials analysis and problem-solving for government and industry. BMI manufactures precision hinges, door panels and hinges assemblies for both aerospace and industrial applications.

      TSMD Acquisition - On October 31, 1997, Stellex, through a wholly-owned subsidiary, TSMD Acquisition Corp., purchased 100% of the outstanding common stock of Stellex Microwave Systems, Inc. ("Stellex Microwave"), which comprised the operations of the Tactical Subsystems and Microwave Devices Sectors ("TSMD") of the Watkins-Johnson Company ("Watkins-Johnson"), for a net purchase price of approximately $82.1 million. The acquisition was accounted for using the purchase method of accounting with estimated fair value being assigned to the assets acquired and liabilities assumed. The purchase was financed primarily with the net proceeds from offering of senior subordinated notes totaling $92.3 million (see Note 6). Stellex Microwave designs, markets and manufactures a broad range of microwave devices, modular subsystems and electronic equipment operating over the RF and microwave frequency bands for sale primarily for military and aerospace applications. Stellex's consolidated financial statements include the results of operations of Stellex Microwave from the acquisition date.

      Pro Forma Financial Information - The following unaudited pro forma financial information presents the results of operations of Stellex as if the Kleinert Acquisition and the TSMD Acquisition had taken place on January 1, 1996, and is not necessarily indicative of future operating results of Stellex (in thousands):

                                                     Years Ended
                                                     December 31,
                                              --------------------------
                                                 1997            1996

       Sales                                  $ 120,532       $ 113,507
       Income from operations                    12,513           2,838
       Net income (loss)                          1,482          (7,796)
       Income (loss) applicable to
         common stockholders                        337          (8,941)


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - Stellex is a holding company, which has no operations or assets separate from its investments in its subsidiaries. The consolidated financial statements include the accounts of Stellex Microwave and KII Holdings and its 80% subsidiary, Stellex Aerospace and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      The financial statements of Kleinert (the predecessor of Stellex) include the accounts of Kleinert Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

      The Company adopted a new accounting basis effective July 1, 1997 in connection with the change in ownership of Kleinert described in Note 1 and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the book value of assets in the consolidated financial statements as of December 31, 1997 are not comparable to the earlier periods presented.

      Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investment instruments purchased with a maturity of three months or less.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out) or market.

      Property, Plant and Equipment - Property, plant and equipment are stated at cost, and are being depreciated over the estimated useful lives of the assets, using the straight-line method of depreciation. Estimated useful lives are a follows:

         Building and improvements          32 years
         Leasehold improvements             (based on the lesser of the useful
                                            life of the assets or the remaining
                                            life of the lease)
         Machinery and equipment            7 - 10 years
         Office furniture and fixtures      8 - 10 years
         Office equipment and computers     4 - 5 years
         Autos and trucks                   4 - 5 years

      Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals or betterments which substantially extend the useful live of the assets are capitalized.

      Long-Lived Assets - Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its goodwill and property, plant and equipment on an on-going basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

      Goodwill and Other Intangible Assets - Other intangible assets represent specifically identified intangible assets - favorable lease arrangements, patents, technology and assembled workforce - associated with the acquisition of Stellex Microwave. These assets are being amortized over their estimated lives ranging from one to 20 years. Goodwill associated with the Stellex Microwave acquisition is being amortized over 25 years. Goodwill arising from a previous acquisition by Kleinert was being amortized over 40 years.

      Revenue Recognition and Receivables - Revenues, other than long-term contracts, and the related cost of sales are recorded upon shipment or completion of tasks as specified in the contract. Estimated product warranty costs are accrued at the time of shipment; actual warranty costs have not differed materially from these accrued estimates. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified.

      Government contracts have provisions for audit, price redetermination and other profit and cost limitations. Contract may be terminated without prior notice at the government's convenience. In the event of such termination, the Company may be compensated for the work performed, a reasonable allowance for profit, and commitments at the time of termination. The right to terminate for convenience has not had any significant effect on the Company's financial position or results of operations.

      Research and Development (R&D) - Company sponsored R&D costs are expensed as incurred and included in operating expenses. Cost associated with customer-funded R&D are included in costs of sales.

      Minority Interest in KII Holdings - Management of Stellex Aerospace owns 19.9% of the outstanding stock of KII Holdings. The amount reported in the December 31, 1997 balance sheet of Stellex as minority interests reflects the redemption value of such shares based on certain redemption and put rights associated with the stock. Changes in the value of the minority interest from the original amounts paid by the minority shareholders are recorded as an adjustment to compensation expense in the period.

      Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which prescribes an asset and liability approach. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

      The provision for income taxes includes federal and state income taxes currently payable and those deferred because of temporary differences between the financial statement and tax bases of assets and liabilities. Such temporary differences primarily result from state franchise taxes, allowance for doubtful accounts, and differences between the book and tax bases of property and equipment. If necessary, valuation allowances are established to reduce deferred tax assets to the amount expected to be realized.

      Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company's customer base principally includes the commercial aviation, defense, and aerospace industries. The Company is directly affected by national and international economic conditions in the aerospace and defense industries. Management believes that such factors are mitigated by the longevity of the Company's relationships with its customers.

      The Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies and industry standards; competitive pressures in the form of new products or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary components; risks associated with Year 2000 compliance; and the Company's ability to attract and retain employees necessary to support its growth.

      Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates include: allowance for bad debts, inventory obsolescence, percentage of completion on long-term contracts and warranty provisions. Actual results could differ from those estimates.

      Recently Issued Accounting Standard - In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources.

      Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. The statement is effective for the Company's fiscal year 1998.

3.    INVENTORIES


      Inventories consist of the following at December 31:

                                          1997               1996
                                                        (Predecessor)

        Raw materials                $  8,088,400        $ 1,151,500
        Work-in-process                12,957,300          4,634,900
        Finished goods                  6,838,500          5,761,300
                                     ------------        -----------

        Total                        $ 27,884,200        $ 11,547,700
                                     ============        ============

4.    PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following at December 31:

                                               1997                1996
                                                              (Predecessor)

        Land                               $ 1,000,000        $ 1,230,200
        Building and improvements            2,100,000          3,451,900
        Leasehold improvements                  94,900            209,700
        Machinery and equipment             28,080,000         20,556,200
        Office furniture and fixtures          449,500            574,300
        Office equipment and computers         816,900          1,474,500
        Projects in progress                   305,800            317,800
                                           -----------        -----------
                                            32,847,100         27,814,600
        Accumulated depreciation and
          amortization                      (1,341,100)       (16,649,200)
                                           -----------        -----------
        Total                              $31,506,000        $ 11,165,400
                                           ===========        ============

5.    ACCRUED LIABILITIES

      Accrued liabilities as of December 31 consist of the following:

                                                     1997         1996
                                                              (Predecessor)

        Bonuses payable                      $ 2,892,200       $ 510,400
        Interest payable                       1,762,100           2,900
        Accrued workers' holiday and
          vacation liability                   1,672,000         430,800
        Provision for losses on contracts      1,644,300               -
        Dividends payable                        190,800               -
        Other                                  3,869,700         356,900
                                            ------------     -----------
        Total                               $ 12,031,100     $ 1,301,000
                                            ============     ===========

6.    FINANCING ARRANGEMENTS

      Lines of Credit

      Stellex has a credit facility which provides for a $25 million revolving line of credit and a $25 million term line of credit. Borrowings under the revolving line of credit may be either base rate loans, which bear interest at Societe Generale's base rate plus 1%, or Eurodollar rate loans, which bear interest at the lender's Eurodollar rate plus 2%; borrowings under the term line bear interest 0.25% higher than the revolver. These rates are subject to adjustment beginning July 1998 based upon the leverage ratio of the Company, as defined. Borrowings under the revolving line of credit are limited to 85% of eligible accounts receivable and 50% of eligible inventories, and are available through October 2003. Borrowings under the term line of credit may be made only for acquisitions prior to November 1999, subject to approval by the lender, and will be repayable in 15 quarterly installments. The term facility requires prepayments in the amount of 50% of excess cash flows, as defined, and 100% of the proceeds from the offering of any debt or equity securities. Borrowings are collateralized by all of the assets of the Company and are jointly and severally guaranteed by each of Stellex's subsidiaries. The Credit Facility requires the Company to maintain a minimum fixed charges coverage ratio and interest coverage ratio, as defined, minimum net worth of $5,500,000 and a maximum leverage ratio. The credit facility also restricts the Company's ability to incur additional indebtedness, pay dividends or other significant activities without approval of the lender. The Company was in compliance with the covenants at December 31, 1997. At December 31, 1997, $7,500,000 was outstanding under the revolving line of credit in the form of base rate loans.

      Kleinert previously had a $6,550,000 revolving line of credit with a California commercial bank. The bank had a first priority security interest in substantially all assets of the Company, except land and buildings. The line bore interest at either .25% over the bank's prime rate or 1.5% over the London Interbank Offered Rate ("LIBOR"). At December 31, 1996, the effective interest rate was 7.65%. The line was repaid in connection with the Kleinert acquisition.

      9-1/2% Senior Subordinated Notes

      On October 23, 1997, Stellex issued $100 million principal amount 9-1/2% senior subordinated notes. The notes require semiannual interest payments and are due November 1, 2007. The notes are unsecured and are subordinated in right of payment to all existing and future indebtedness of Stellex. The notes are guaranteed, jointly and severally, on an unsecured, senior subordinated basis, by each of Stellex's subsidiaries (see Note 16). The indenture under which the notes were issued contains certain covenants which limit the ability of Stellex to incur additional indebtedness, to issue preferred stock, to make dividend payment and other distribution to stockholders, and to sell assets or stock of its subsidiaries. At December 31, 1997 the Company was in compliance with these covenants. Upon a change in control, as defined, the holders of the notes have the right to require Stellex to repurchase the notes at 101% of their principal amount, plus any accrued interest. Stellex may redeem the notes prior to 2007 at a premium, which declines over time. Debt issuance costs relating to the offering are included in long-term assets and are amortized to interest expense over the life of the debt.

      Other Long-Term Obligations

      Other long-term obligations consists of the following at December 31:

                                                                                             1997                1996
                                                                                                            (Predecessor)
        Revolving line of credit                                                          $ 7,500,000       $         -
        7.785% Note payable, first deed of trust on PPP land and
          building with a net book value of $2,968,000; principal
          and interest payments of $22,000 due monthly with the
           balance of $2,363,000 due December 2001                                          2,624,000         2,681,900
        8% Note payable to Kleinert Industries Holding AG in
          connection with the Kleinert acquisition, interest payable annually and principal due July 1, 1999; guaranteed by
          Stellex Aerospace and each of its subsidiaries                                    1,750,000                 -
        Obligations under capital leases                                                      447,500                 -
        Uncollateralized note payable issued in connection with
          acquisition of BMI, interest at LIBOR plus 1.5%
          (7.1% at December 31, 1996); repaid in connection
          with the Kleinert acquisition                                                            -          3,000,000
                                                                                         ------------       -----------
        Total                                                                              12,321,500         5,681,900
        Less current portion                                                                  139,700         1,558,000
                                                                                         ------------       -----------
        Long-term portion                                                                $ 12,181,800       $ 4,123,900
                                                                                         ============       ===========

      On October 31, 1997, Stellex paid off on behalf of KII Holdings with the proceeds of the senior subordinated debt certain external debt consisting of: $16,000,000 term note issued in connection with the acquisition of Kleinert payable to Societe Generale and maturing in 2004; a $2,500,000 promissory note also issued in connection with the acquisition payable to Trinity Investment Corp. maturing in 2005; and $1,230,000 of revolving credit borrowings under a credit facility. As a result, the Company recorded a loss comprised of unamortized debt issuance cost of $747,200 which has been reflected, net of income taxes, in the Company's consolidated statement of operations as an extraordinary item.


      Maturities of long-term debt and capital leases (excluding the revolving line of credit) are as follows as of December 31, 1997:


                                                Long-Term           Capital
                                                   Debt              Leases

        1998                                $      62,800         $ 121,100
        1999                                    1,817,900           121,100
        2000                                       73,400           119,900
        2001                                    2,419,900           110,900
        2002                                            -           100,200
        Thereafter                            100,000,000                -
                                            -------------         ---------
        Total                               $ 104,374,000         $ 573,200
                                            =============
        Less amount representing interest                          (125,700)
                                                                  ---------
        Total                                                     $ 447,500
                                                                  =========

7.    MINORITY INTEREST

      Pursuant to an agreement entered into in connection with the Kleinert acquisition certain members of Stellex Aerospace's management (the "Buyer(s)") purchased 19.9% of the common and preferred shares of KII Holdings for $778,100.

      KII Holdings has the right to redeem (the "Redemption Right") all, but not less than all, of any common stock held by the Buyers upon the occurrence of certain events including the death, disability or termination of the Buyer, and for any reason after July 1, 2002. In addition, each Buyer has the right to cause KII Holdings to purchase all, but not less than all, of any common stock held by him under similar conditions (the "Put Right"). The applicable purchase price to be received by a Buyer upon the exercise of a Redemption Right or Put Right is based upon a formula set forth in the Stellex Investor Agreement. In addition, KII Holdings granted the Buyers the right to receive the net appreciation associated with an additional 10% of equity ownership in KII Holdings. The value of these stock appreciation rights ("SARs") is computed under the same formula used for the Redemption and Put Rights on the minority interests, and may be paid under similar conditions. The minority interest is reported in the financial statements at the amount paid by management as adjusted for changes in value based on the underlying formulas for the minority interests and SARs, with a corresponding charge to compensation expense. This resulted in an expense of $300,000 for the six months ended December 31, 1997.

      To the extent KII Holdings is prohibited under the terms of its existing indebtedness from making payment to any Buyer for any shares of its common stock purchased or liquidated pursuant to the Stellex Investor

      Agreement, then it is required to issue a promissory note to such Buyer for the amount owing. Such note shall be payable when and to the extent KII Holdings is permitted to make such payment and bear interest at a rate of 10% per annum. Such note shall also be unsecured and subordinated to all other indebtedness of KII Holdings.

8.    SHAREHOLDERS' EQUITY

      Preferred Stock

      In October 1997, the Company issued 229 shares of preferred stock for total gross proceeds of $11,450,000. Each stockholder of preferred stock is entitled to one vote for each share of preferred stock outstanding. When declared by the Board of Directors, the preferred stock holders are entitled to receive cumulative dividends at a rate of 10% per annum of the sum of the liquidation preference and any dividends which may be in arrears. At December 31, 1997, dividends of $190,800 had been declared but not paid. In the event of liquidation, dissolution or winding up of the Company, the preferred stockholders shall receive a liquidation preference of $50,000 per share. The preferred stock is redeemable at the election of the Company at a price equal to the liquidation preference plus an amount equal to all dividends accrued and unpaid.

9.    INCOME TAXES

      The provision (benefit) for income taxes consists of the following:

                           Six Months Ended             Year Ended
                     --------------------------
                      December 31,    June 30,          December 31,
                                                  -------------------------
                         1997             1997         1996            1995
                                                  (Predecessor)
        Current:
          Federal    $         -     $ 492,300    $ 514,800       $ 281,400
          State           12,000       135,900      176,000          77,600
                     -----------     ---------    ---------       ---------
                          12,000       628,200      690,800         359,000
                     -----------     ---------    ---------       ---------
        Deferred:
          Federal     (1,163,000)       85,100      202,700         121,300
          State          (19,300)       40,100       51,400          44,500
                     -----------     ---------    ---------       ---------
                      (1,182,300)      125,100      254,100         165,800
                     -----------     ---------    ---------       --------
        Total        $(1,170,300)    $ 753,400    $ 944,900       $ 524,800
                     ===========     =========     =========      =========

      Deferred taxes are primarily the result of the use of accelerated depreciation for tax purposes, the deferral of gain on property sold following a tax-free exchange, accrued expenses not currently deductible, and net operating loss and alternative minimum tax credit carryforwards. At December 31, 1997 the amount of deferred tax assets and liabilities was not significant.

      At December 31, 1997, the Company's alternative minimum tax credits for federal and state purposes were approximately $303,900 and $134,800, respectively, which are available to reduce income taxes on an indefinite carryforward basis.

      At December 31, 1997 the Company had net operating losses of approximately $1,257,000 and $590,831 for federal and California income tax purposes, which will begin to expire in 2012 and 2002, respectively. The extent to which the loss carryforwards can be used to offset future taxable income may be limited if changes in the Company's stock ownership exceed certain defined limits.

      The net deferred tax assets and liabilities at December 31 consist of the following:


                                                    1997            1996
                                                               (Predecessor)

        Current:
          Deferred tax assets                    $ 2,172,400    $  519,300
          Deferred tax liabilities                        -        (33,300)
                                                 ------------   ----------

                    Net deferred tax asset       $ 2,172,400    $  486,000
                                                 ============   ==========

        Long-term:

          Deferred tax liabilities               $(3,128,300)   (2,006,000)
          Deferred tax assets                        681,600     1,154,700
                                                 -----------    ----------

                   Net deferred tax liability    $ 2,446,700    $ (851,300)
                                                 ===========    ==========

      The differences between the effective income tax rates and the statutory federal income tax rate are as follows:

                                                       Six Months Ended                 Years Ended
                                                ----------------------------
                                                  December 31,    June 30,             December 31,
                                                                                  -----------------------
                                                    1997            1997            1996          1995
                                                                Predecessor             Predecessor

        Statutory federal tax rate                (35.0)%          35.0 %          35.0 %        35.0 %
        State taxes, net of federal benefit        (6.0)%           6.1 %           6.3 %         6.1 %
        Change in value of minority interest        2.3 %           -               -             -
        Other                                       1.6 %          (1.1)%          (1.6)%        (1.1)%
                                                  -------          ------          ------        ------


        Effective rate                            (37.1)%          40.0 %          39.7 %        40.0 %
                                                  =======          ======          ======        ======

10.   EMPLOYEE BENEFIT PLANS

      Unfunded Pension Benefits - The Company sponsors a defined benefit plan which covers four employees of Stellex Aerospace. The balance of unfunded pension benefits ($298,300 and $307,800 at December 31, 1997 and 1996, respectively) represents the net present value of estimated future payments based on actuarially determined life expectancies and an 7.75% discount rate.

      Deferred Compensation Agreements - The Company has individual deferred compensation agreements with certain members of management. These agreements provide for monthly payments to be made to the individuals commencing upon their retirement and continuing for an agreed-upon term as set forth in the agreements, generally fifteen years. The amount of the payments is specified by each contract and is generally equal to forty percent of the employee's average compensation for the last five years of his employment as reduced by the amount of any company-provided benefits to which the employee is entitled from any other Kleinert pension benefit plan. The agreements also contain other provisions entitling the employees to pre-retirement death benefits, disability benefits and survivor benefits.

      The Company has in place individual life insurance policies on each of the covered employees and intends to use the insurance benefits (accumulated cash surrender value of the policies and the post-retirement death benefits) to fund the benefit payments required under the agreements. The insurance policies are designed such that the insurance benefits under the policies are expected, over time, to be sufficient to pay all of the required benefits and reimburse the Company for its costs of providing the insurance.

      At December 31, 1997 and 1996, the deferred compensation liability was $1,405,700 and $1,291,900, respectively. The estimated liability was calculated based on actuarially determined estimates of compensation, mortality, retirement dates and other relevant factors pertaining to the participants and a discount rate of 7.75% per annum. The related expense for the six months ended December 31, 1997 and June 30, 1997 and for the years ended December 31, 1996 and 1995 was $56,400, $56,900, $209,500
      and $71,800, respectively. The expense for 1996 included the nonrecurring step-up of the liability for the implementation of two additional agreements effective January 1, 1996.

      Defined Contribution Plan - The Company sponsors multiple defined contribution plans which conform to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code as qualified defined contribution plans. Under the Stellex Microwave Plan, the Company matches employees 401(k) salary deferrals up to 3% of eligible employee compensation. For employees eligible under the Stellex Aerospace defined contribution plan, the Company matches up to 3% of the employee's eligible compensation. Total Company contributions were $228,500, $133,400,

      $223,300 and $200,500 for the six months ended December 31, 1997 and June 30, 1997 and for the years ended December 31, 1996 and 1995, respectively.

11.   LEASE COMMITMENTS

      The Company leases office facilities and equipment under operating lease agreements which expire at various dates through 2004. The facility leases have renewal options. Certain leases provide for annual increases, at various dates, based upon percentage changes in the Consumer Price Index.

      Watkins-Johnson has agreed to sublease space to Stellex Microwave in Palo Alto, California for three years. Such facilities are subject to an environmental remediation plan being monitored by various regulatory agencies. Under the terms of the Stellex Microwave Stock Purchase Agreement and the sublease agreement, Watkins-Johnson has generally retained liability for contamination of the property that (i) occurred on or prior to the sale and (ii) occurs during the term of the sublease agreement not caused primarily by Stellex Microwave, and has agreed to indemnify Stellex Microwave in connection therewith.

      Minimum annual rentals and sublease income on facility and equipment leases are as follows:

                                                             Minimum
                                                             Annual
                                                             Rentals

        1998                                             $ 3,649,200
        1999                                               3,513,900
        2000                                               2,769,800
        2001                                                  12,600
        2002                                                  12,600
        Thereafter                                            13,600
                                                         -----------

        Total                                            $ 9,971,700
                                                         ===========



                             Six Months Ended               Years Ended
                      -----------------------------
                       December 31,         June 30,        December 31,
                                                      -------------------------
                          1997                1997       1996            1995
                                                       Predecessor


        Rent expense    $ 838,900          $ 349,700   $ 723,300      $ 740,200


      Rent expense includes $152,200, $150,000, $290,000 and $309,500 for the six months ended December 31, 1997 and June 30, 1997 and for the years ended December 31, 1996 and 1995, respectively, for facility rent paid to the former owner of BMI.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments.

      Cash and Cash Equivalents, Accounts Receivable, and Revolving Line of Credit - The carrying amount reported in the consolidated balance sheet for Cash and Cash Equivalents, Trade Accounts Receivable, and amounts borrowed under the Company's revolving line of credit approximate their fair value.

      Notes Payable - The fair value of notes payable was calculated based on interest rates available for debt with terms and due dates similar to the Company's existing debt arrangements. At December 31, 1997 the carrying amount of the senior subordinated notes and notes payable approximated their fair value.

13.   SIGNIFICANT CUSTOMERS

      For the six months ended December 31, 1997, sales to one customer account for 10% of total revenues. At December 31, 1997, one customer balance accounted for 20% of accounts receivable.

14.   SUPPLY CONTRACTS

      In connection with the TSMD Acquisition, the Company and Watkins-Johnson entered into a Gallium Arsenide and Thin Film Supply and Services Agreement (the "GaAs Agreement"). Stellex Microwave depends on a steady supply of gallium arsenide and thin film parts. These parts, and the technology associated with these parts, are used in the manufacture of microwave subsystems and module for a variety of applications, including virtually every integrated subsystem manufactured by Stellex Microwave. In the GaAs Agreement, Watkins-Johnson agreed to sell, and the Company agreed to buy, parts manufactured in Watkins-Johnson's gallium arsenide and thin film fabrication facility (the "GaAs Facility"). The GaAs Agreement expires on December 31, 2000, unless earlier terminated by the Company on one year's notice by the Company.

      Under the GaAs Agreement, prices for parts are fixed through January 1, 1999. Thereafter, prices may be adjusted by no more than 10 percent. The Company must also pay certain research and development and process costs associated with the maintenance of the GaAs Facility. The Company must make quarterly payments for research and development totaling at least $800,000 in 1998, $400,000 in 1999, and $300,000 in 2000. The share of process costs is determined by a formula that measures the Company's use of the GaAs Facility. For 1998, the Company will pay at least $2.2 million in process costs. For each six month period thereafter, the Company's share will be recalculated based on actual usage rates, but the Company's share of process costs will not change by more than 10 percent from the Company's share six months before the recalculation. For 1998, the Company's total payments for parts, research and development, and process costs must equal at least $5.8 million. For the six-month period ended December 31, 1997 such costs totaled $446,700. At December 31, 1997, the Company owed Watkins-Johnson $263,300 related to this agreement.

      In connection with the TSMD Acquisition, Watkins-Johnson transferred to the Company a Metal Injection Molding, Glass Seal and Hybrid Assembly facility (the "MIM Facility"). The Company agreed to supply Watkins-Johnson with products and services from the MIM Facility at prices specified in a supply agreement. This supply agreement will run until December 31, 2000, unless earlier terminated on one year's notice by Watkins-Johnson. Through December 31, 1997, there were no sales made under the agreement.

15.   RELATED PARTY TRANSACTIONS

      Stellex has entered into a Management Agreement with Mentmore Holdings. Under the terms of the Agreement (as amended), Mentmore receives reimbursement of certain costs and an annual management fee of $750,000, plus the amount by which 1% of the Company's total consolidated sales in any fiscal year exceeds such fee. For the six months ended December 31, 1997, the total management fee paid to Mentmore was $225,000. As of December 31, 1997, accounts payable included amounts due to Mentmore of $106,800.

      In connection with the Kleinert and TSMD Acquisitions, Mentmore received investment banking fees of $1,450,000 and reimbursement for certain expenses. Such fees are included in selling, general and administrative expenses for the six months ended December 31, 1997.

16.   CONDENSED FINANCIAL INFORMATION OF STELLEX AND ITS SUBSIDIARIES

      The $100 million principal amount 9 1/2% senior subordinated notes are guaranteed by all subsidiaries of Stellex consisting of Stellex Microwave, a wholly-owned subsidiary and KII Holdings, an 80.1% owned subsidiary, which owns 100% of Stellex Aerospace. Condensed consolidating financial information as of December 31, 1997 and the six-month period then ended follows:


                                                  Stellex          Stellex                                            Stellex
     Condensed Consolidating Balance Sheet      (Parent Only)      Microwave      KII Holdings     Eliminations      Consolidated

      Cash                                     $     956,600    $   1,195,400     $  1,152,200     $            -    $   3,304,200
      Accounts receivable                                  -        9,785,500        5,446,700                  -       15,232,200
      Inventories                                          -       15,067,100       12,817,100                  -       27,884,200
      Other current assets                         2,019,400        4,476,800        1,448,500         (2,019,300)       5,925,400
                                               -------------    -------------     ------------      --------------   -------------

      Total current assets                         2,975,000       30,524,800      20,864,500          (2,019,300)      52,346,000

      Property, plant and equipment                        -       17,047,100      14,458,900                   -       31,506,000
      Goodwill and intangibles                             -       55,514,500               -                   -       55,514,500
      Investment in and advances to
        subsidiaries                             117,885,000                -               -        (117,885,000)               -
      Other assets                                         -        4,373,600       2,042,300                   -        6,415,900
                                               -------------    -------------    ------------       --------------    -------------

      Total assets                             $ 120,861,000    $ 107,460,000    $ 37,365,700      $ (119,904,300)   $ 145,782,400
                                               =============    =============    ============      ===============   =============

      Current liabilities                      $   2,008,800    $  15,454,800    $  4,085,600      $   (2,061,600)   $  19,487,600
      9-1/2% senior subordinated
        notes                                    100,000,000                -               -                   -      100,000,000
      Intercompany notes                                   -       92,969,000      20,943,000        (113,912,100)               -
      Other long-term liabilities                  7,500,000          753,400       8,079,200           1,078,100       17,410,600
      Stockholders' equity                        11,352,200       (1,717,200)      4,257,900          (5,008,700)       8,884,200
                                               -------------    -------------    ------------      ---------------   -------------
      Total liabilities and
        stockholders' equity                   $ 120,861,000    $ 107,460,000    $ 37,365,700      $ (119,904,300)   $ 145,782,400
                                               =============    =============    ============      ==============    =============

    Condensed Consolidating Statement             Stellex          Stellex                                            Stellex
        of Operations                          (Parent Only)      Microwave      KII Holdings     Eliminations      Consolidated

      Sales                                    $           -     $ 12,959,100    $ 17,576,800     $            -     $ 30,535,900
      Cost of sales                                        -       11,087,800      13,644,100                  -       24,731,900
      Operating expenses                                   -        2,592,000       2,776,600            300,000        5,668,600
      Amortization of intangibles                          -          645,900          70,200                  -          716,100
                                               -------------     -------------   ------------     --------------     -------------

      Operating income (loss)                              -       (1,366,600)      1,085,900           (300,000)        (580,700)
      Interest expense                            (1,758,100)      (1,547,500)     (1,070,700)         1,798,600       (2,577,700)
      Other income (expense)                       1,801,100           26,700         (17,800)        (1,798,600)          11,400
                                               -------------     -------------   -------------    --------------     -------------

      Income (loss) before income
        taxes and extraordinary item                  43,000        2,887,400          (2,600)          (300,000)      (3,147,000)
      Income tax benefit                                   -       (1,169,200)         (1,100)                 -       (1,170,300)
                                               -------------     -------------    ------------     --------------    -------------

      Loss before extraordinary item                  43,000       (1,718,200)         (1,500)          (300,000)      (1,976,700)
      Extraordinary item                                   -                -        (448,300)                 -         (448,300)
                                               -------------     -------------    ------------     --------------    -------------

      Net loss                                        43,000       (1,718,200)       (449,800)          (300,000)      (2,425,000)
      Preferred stock dividend                      (190,800)               -               -                  -         (190,800)
                                               --------------    -------------    ------------     --------------    -------------
      Loss applicable to common
        shareholders                           $    (147,800)      (1,718,200)    $  (449,800)     $    (300,000)    $ (2,615,800)
                                               ============      =============    ============     ==============    =============


      Condensed Consolidating Statement             Stellex          Stellex                                         Stellex
        of Cash Flows                            (Parent Only)      Microwave      KII Holdings    Eliminations    Consolidated

      Net income (loss)                         $      43,000      $ (1,718,200)  $   (449,800)   $    (300,000)   $  (2,425,000)
      Depreciation and amortization                         -         1,248,600        883,700                -        2,132,300
      Extraordinary loss                                    -                 -        448,300                -          448,300
      Deferred taxes and other                              -          (576,400)      (594,800)         300,000         (871,200)
      Changes in operating assets
        and liabilities                              (201,400)       (4,501,100)       870,500                -       (3,832,000)
                                                --------------     -------------   -----------    -------------    -------------

      Net cash provided by
        (used in) operations                          158,400        (5,547,100)     1,157,900                -       (4,547,600)
                                                 ------------      -------------    -----------   -------------    -------------

      Fixed asset additions                                 -           (56,400)    (1,232,700)               -       (1,289,100)
      Cash paid to seller                                   -       (81,753,000)   (16,152,800)               -      (97,905,800)
      Investment in and advances to
        subsidiaries                             (112,437,300)                -              -     (112,437,300)               -
                                                --------------     -------------  -------------   ---------------  -------------

      Cash used for investing
         activities                              (112,437,300)      (81,809,400)   (17,385,500)    (112,437,300)     (99,194,900)
                                                --------------     -------------  -------------   --------------   -------------

      Sales of stock                               11,500,000             1,000      4,750,000       (3,972,900)      12,278,100
      Issuance of subordinated
        debt, net                                  94,552,300                 -              -                -       94,552,300
      Borrowing in connection with
        Kleinert acquisition                                -                 -     19,300,000                -       19,300,000
      Kleinert debt repayments                              -                 -    (27,330,000)               -      (27,330,000)
      Intercompany loans                                    -        88,521,300     19,943,100     (108,464,400)               -
      Other, net                                    7,500,000            29,600        394,700                -        7,924,300
                                                --------------     -------------  -------------   --------------   ---------------

      Cash provided by financing
        activities                                113,552,300        88,551,900     17,057,800     (112,437,300)     106,724,700
                                                --------------     -------------  -------------   --------------   -------------

      Net increase (decrease) in cash           $     956,600      $  1,195,400   $    830,200    $           -    $   2,982,200
                                                ==============     =============  ==============  ==============   =============


                                  * * * * * *

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of March 30, 1998.


STELLEX INDUSTRIES, INC.


                                    By: /s/ William L. Remley
                                        -------------------------------------
                                        William L. Remley
                                        President and Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of the dates indicated.


        Signature                                       Title                                         Date
        ---------                                       -----                                         ----

  /s/ Richard L. Kramer      Chairman of the Board of Directors and Director of               March 30, 1998
 -----------------------     Stellex Industries, Inc.
    Richard L. Kramer

  /s/ William L. Remley      Vice Chairman, President, Chief Executive Officer,               March 30, 1998
 -----------------------     Treasurer and Director of Stellex Industries, Inc.
    William L. Remley

    /s/ P. Roger Byer        Chief Financial Officer of Stellex Industries, Inc.              March 30, 1998
-----------------------      (principal financial and accounting officer)
      P. Roger Byer


                                       45