Form 10-Q
period 1998-03-31
STELLEX INDUSTRIES INC
filed 1998-05-18
CIK 94026

-------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: March 31, 1998

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 333-41939

                            STELLEX INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


                   Delaware                            13-3971931
           (State of Incorporation)       (I.R.S. Employer Identification No.)


           1430 Broadway, 13th Floor
           New York, New York 10018                       10018
    (Address of principal executive office)            (Zip code)


      Registrant's telephone number, including area code: (212) 391-1392


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

As of May 1, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

------------------------------------------------------------------------------

                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                         March 31,  December 31,
                           ASSETS                          1998         1997
                                                           ----         ----
                                                        (Unaudited)
     Current assets:
       Cash and cash equivalents                     $ 3,193,100    $ 3,304,200
       Account receivables - net of allowances        17,767,300     15,232,200
       Inventories                                    26,996,100     27,884,200
       Prepaid and other assets                          787,800      3,753,000
       Deferred income taxes                           3,155,400      2,172,400
                                                       ---------      ---------
     Total current assets                             51,899,700     52,346,000
     Property, plant and equipment, net               31,498,600     31,506,000
     Goodwill, net                                    42,487,600     42,919,700
     Other intangible assets, net                     12,004,600     12,594,800
     Deferred financing costs, net                     5,220,700      5,356,800
     Other assets                                      1,597,500      1,059,100
                                                       ---------      ---------
       Total assets                                 $144,708,700   $145,782,400
                                                    ============   ============

             LIABILITIES & SHAREHOLDERS' EQUITY

     Current liabilities:
       Current portion of notes and capital lease
         obligations                                $    137,200        139,700
       Accounts payable                                5,467,300      4,637,900
       Accrued liabilities                            12,348,000     12,031,100
       Advance billings and customer deposits          1,751,400      2,678,900
                                                       ---------      ---------
       Total current liabilities                      19,703,900     19,487,600
     9 1/2% senior subordinated notes                100,000,000    100,000,000
     Long-term obligations, less current portion      12,166,600     12,181,800
     Deferred employee benefits                        1,737,800      1,704,000
     Deferred income taxes                             2,499,500      2,446,700
     Minority interest in KII Holding Corp.            1,793,500      1,078,100
                                                       ---------      ---------
       Total liabilities and minority interest       137,901,300    136,898,200
                                                     -----------    -----------
     Stockholders' equity:
       Common stock, no par value, 1,000 shares
         authorized and outstanding                       50,000         50,000
       Preferred stock, no par value: 500 shares
         authorized, 229 shares issued and
         outstanding                                  11,450,000     11,450,000
       Additional paid-in capital                              -              -
       Retained earnings (accumulated deficit)        (4,692,600)    (2,615,800)
                                                      ----------     ----------
       Total stockholders' equity                      6,807,400      8,884,200
                                                       ---------      ---------
       Total liabilities and stockholders' equity   $144,708,700   $145,782,400


    See accompanying notes to unaudited consolidated financial statements

ITEM 1:  Financial Statements



                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                       Three Months Ended
                                                             March 31,
                                                         1998        1997
                                                      ------------------------
                                                                  (Predecessor)
Sales .........................................   $ 27,899,100    $  6,441,600
Cost of sales .................................     21,951,500       4,647,700
                                                    ----------       ---------
Gross Profit ..................................      5,947,600       1,793,900
                                                     ---------       ---------
Operating expenses:
Selling, general and administrative ...........      4,127,700         880,900
Research and development ......................        940,000               -
Amortization of non compete covenants,
  goodwill and other intangible costs .........        642,000           7,800
                                                       -------           -----
  Total operating costs .......................      5,709,700         888,700
                                                     ---------         -------
Income from operations                                 237,900         905,200
                                                       -------         -------
Other income (expense):
   Interest income ............................         32,500           2,300
   Interest expense ...........................     (2,769,600)       (181,600)
   Other ......................................        (63,200)        (13,200)
                                                       -------         -------
   Total other expense .......................      (2,800,300)       (192,500)
                                                    ----------        --------
Income (loss) before provision for income taxes     (2,562,400)        712,700
Provision (benefit) for income taxes ..........       (771,900)        285,100
                                                      --------         -------
Net income (loss) .............................     (1,790,500)        427,600
Preferred stock dividends .....................       (286,300)              -
                                                      --------         -------
Income (loss) applicable to common stockholders   $ (2,076,800)   $    427,600
                                                  ============    ============





    See accompanying notes to unaudited consolidated financial statements.

                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                          Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           1998        1997
                                                                   (Predecessor)
Cash Flows from Operating Activities:
Net income (loss) ...............................   $(1,790,500)   $   427,600
Reconciliation to net cash provided
  by operating activities:
  Depreciation and amortization .................     2,327,000        433,500
  Amortization of step-up in inventory ..........     1,057,400              -
  Gain on sale of property ......................        (2,600)        (1,900)
  Deferred income taxes .........................      (930,200)        81,300
  Stock compensation ............................       715,400              -
Changes in assets and liabilities:
  Accounts receivable ...........................    (2,535,100)      (459,100)
  Inventories ...................................      (169,300)      (771,200)
  Prepaid and other assets ......................     2,965,200        (88,900)
  Due from parent ...............................          --           (2,200)
  Other assets ..................................      (538,400)       (33,200)
  Accounts payable ..............................       829,400        191,300
  Accrued and other liabilities .................        64,400        236,600
  Customer deposits .............................      (927,500)           100
                                                       --------            ---
   Net cash provided by operating activities ....     1,065,200         13,900
                                                      ---------         ------
Cash Flows from Investing Activities:
Additions to fixed assets .......................    (1,183,100)      (478,600)
Proceeds from sale of fixed assets ..............        24,500         33,500
   Net cash used in investing activities ........    (1,158,600)      (445,100)
                                                     ----------       --------
Cash Flows From Financing Activities:
Net borrowings on line of credit ................             -        350,000
Repayments under capital lease obligations ......        (2,500)             -
Repayment of debt and notes payable .............       (15,200)       (14,000)
                                                        -------        -------
   Net cash provided by (used in) financing
    activities ..................................       (17,700)       336,000
                                                    -----------    -----------
   Net decrease in cash and cash equivalents ....      (111,100)       (95,200)

Cash and cash equivalents, beginning of period ..     3,304,200        406,000

Cash and cash equivalents, end of period ........     3,193,100        310,800
                                                      =========        =======
Supplemental disclosure of cash flow information:
   Cash paid  during the period for:
   Interest .....................................   $    52,929    $   183,098
                                                    ===========    ===========
   Income taxes, net ............................   $         -         55,300
                                                    ===========    ===========

           See accompanying notes to unaudited financial statements

                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Organization and Description of Business

Formation of Stellex Industries, Inc. - On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its articles of incorporation to change its name to Stellex Industries, Inc. ("Stellex"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for (i) 8,010 shares of common and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holdings"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holdings had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1997, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holdings; the remaining equity interests are held by certain members of Kleinert management. The transaction has been accounted for as a reincorporation of KII Holdings; accordingly, the financial statements of Stellex reflect the results of its operations commencing with the acquisition of Kleinert in July 1, 1997. Kleinert is the predecessor of Stellex, and all references to the "Company" include both Stellex and its predecessor, Kleinert.

Kleinert Acquisition - On July 1, 1997, KII Holdings through a wholly-owned subsidiary (KII Acquisition Corp., a Delaware company), acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.6 million of indebtedness and the issuance to the seller of a note for approximately $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. Kleinert's corporate name was subsequently changed to Stellex Aerospace. Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries - Paragon Precision Products ("Paragon"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("Bandy").

Paragon specializes in the manufacture of precision aerospace components. GIL provides non-destructive testing services for inspecting critical parts and manufactured components. SEAL specializes in materials analysis and problem-solving for government and industry. Bandy manufactures precision hinges, door panels and hinge assemblies for both aerospace and industrial applications.

TSMD Acquisition - On October 31, 1997, Stellex, through a wholly-owned subsidiary, TSMD Acquisition Corp., purchased 100% of the outstanding common stock of Stellex Microwave Systems, Inc. ("Stellex Microwave"), which comprised the operations of the Tactical Subsystems and Microwave Devices Sectors ("TSMD") of the Watkins-Johnson Company ("Watkins-Johnson"), for a net purchase price of approximately $82.1 million. The acquisition was accounted for using the purchase method of accounting with estimated fair value being assigned to the assets acquired and liabilities assumed. The purchase was financed primarily with the net proceeds from offering of senior subordinated notes totaling $92.3 million. Stellex Microwave designs, markets and manufactures a broad range of microwave devices, modular subsystems and electronic equipment operating over the RF and microwave frequency bands for sale primarily for military and aerospace applications. Stellex's consolidated financial statements herein include the results of operations of Stellex Microwave during the three months ended March 31, 1998 only.

2.  Basis of Presentation

Stellex is a holding company which has no operations or assets separate from its investments in its subsidiaries. The consolidated balance sheet at March 31, 1998 and the consolidated statements of income and consolidated statements of cash flows for the period ended March 31, 1998 include the accounts of Stellex Microwave and KII Holdings and its 80% subsidiary, Stellex Aerospace and its wholly-owned subsidiaries (collectively, "Stellex Aerospace"). All significant intercompany transactions have been eliminated in consolidation. The comparative financial statements for the period ended March 31, 1997 are of Kleinert (the predecessor of Stellex) and include the accounts of Kleinert Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation which were of a normal and recurring nature have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.


3.   Inventories

      Inventories consisted of the following:

                                                 March 31,   December 31,
                                                   1998          1997
        Raw materials                          $  9,485,700  $  8,088,400
        Work-in-process                           11,538,300    12,957,300
        Finished goods                            5,972,100     6,838,500
                                               ------------  ------------
        Total                                  $  26,996,100 $  27,884,200
                                               ============= =============


4.   Long-Term Debt

      Long-term debt consisted of the following:

                                                  March 31,  December 31,
                                                     1998           1997
        Revolving  line of credit              $  7,500,000  $ 7,500,000
        7.785% Mortgage note payable              2,608,800    2,624,000
        8% Note payable to seller of the          1,750,000    1,750,000
        predecessor
        Obligations under capital leases            445,000       447,500
                                               ------------  ------------
                                                  12,303,800   12,321,500
        Less current portion                        137,200       139,700
                                               ------------  ------------
                    Total                      $  12,166,600 $12,181,800
                                               ============= ===========

5.   Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.


6.    Subsequent Events

Stellex Industries , Inc. signed a definitive agreement to acquire Monitor Aerospace Corporation on April 28, 1998 for total consideration of $95.0mm. Monitor, which has sales of $86.3 million, is an aerospace subcontractor that is engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies. The acquisition will be financed with credit facilities underwritten by a bank syndication. The acquisition of Monitor, which is subject to regulatory approval and the satisfaction of closing conditions, is expected to close by the end of May 1998.

7.    Condensed Financial Information of Stellex and its Subsidiaries

The $100 million principal amount 9 1/2% senior subordinated notes are guaranteed by all subsidiaries of Stellex including Stellex Microwave, a wholly-owned subsidiary and KII Holding an 80.1% owned subsidiary, which owns 100% of Stellex Aerospace. Condensed consolidating financial information as of March 31, 1998 and the three-month period then ended follows:


                             Condensed Consolidating Balance Sheet

                                    Stellex        Stellex                                         Stellex
                                 (Parent only)    Microwave      KII Holdings   Eliminations    Consolidated
                                 ------------   ------------    ------------    ------------    ------------
Cash .........................   $    475,600      1,757,500         960,000               -       3,193,100
Accounts receivable ..........              -     11,834,900       5,932,400               -      17,767,300
Inventories ..................              -     13,625,200      13,370,900               -      26,996,100
Other current assets .........      4,336,700      2,984,600         952,700      (4,330,800)      3,943,200
                                 ------------   ------------    ------------    ------------    ------------
Total current assets .........      4,812,300     30,202,200     21,216,000       (4,330,800)     51,899,700
Property, plant and
   equipment .................              -     16,713,600     14,785,000                -      31,498,600
Goodwill and intangibles .....              -     54,492,200              -                -      54,492,200

Investment in and
advances to subsidiaries .....    118,625,000              -              -     (118,625,000)              -
Other assets
                                            -      4,747,700       2,070,500               -       6,818,200
                                 ------------   ------------    ------------    ------------    ------------
Total assets .................   $123,437,300   $106,155,700    $ 38,071,500   $(122,955,800)   $144,708,700
                                 ============   ============    ============    ------------    ============
Current liabilities ..........   $  4,716,200   $ 14,957,400    $  4,425,600   $  (4,395,300)   $  9,703,900
9 1/2% senior subordinated
  notes ......................    100,000,000              -               -               -     100,000,000
Intercompany notes ...........              -     93,709,100      20,943,000    (114,652,100)              -
Other long-term liabilities ..      7,500,000        753,400       8,150,500       1,793,500      18,197,400
   Stockholders' equity ......     11,221,100     (3,264,200)      4,552,400      (5,701,900)      6,807,400
                                 ------------   ------------    ------------    ------------    ------------
Total liabilities
and stockholders' equity .....   $123,437,300   $106,155,700   $  38,071,500   $(122,955,800)   $144,708,700
                                 ============   ============   =============   =============    ============

7.           Condensed Financial Information of Stellex and Its Subsidiaries -
                                   (Continued)

                  Condensed Consolidation Statement of Operations

                                   Stellex         Stellex                                         Stellex
                                 (Parent only)    Microwave     KII Holdings    Eliminations    Consolidated
                                 ------------   ------------    ------------    ------------    ------------
Sales .....................   $          -    $ 19,628,000    $  8,271,100    $          -    $ 27,899,100
Cost of sales .............              -      16,075,100       5,876,400               -      21,951,500
Operating expenses ........         22,100       3,132,600       1,197,600         715,400       5,067,700
Amortization of intangibles              -         642,000               -               -         642,000
                              ------------    ------------    ------------    ------------    ------------
Operating income (loss) ...        (22,100)       (221,700)      1,197,100        (715,400)        237,900
Interest expense ..........     (2,545,000)     (2,329,900)       (610,800)      2,716,100      (2,769,600)
Other income (expense) ....      2,722,200          21,600         (58,400)     (2,716,100)        (30,700)
                              ------------    ------------    ------------    ------------    ------------
Income (loss) before
   income taxes ...........        155,100      (2,530,000)        527,900        (715,400)     (2,562,400)
Provision (benefit) for
   income taxes ...........              -        (983,000)        211,100               -        (771,900)
                              ------------    ------------    ------------    ------------    ------------
Net income (loss) .........        155,100      (1,547,000)        316,800        (715,400)     (1,790,500)
Preferred stock dividend ..       (286,300)              -               -               -        (286,300)
                              ------------    ------------    ------------    ------------    ------------
Loss applicable to
   common shareholders .      $   (131,200)    $(1,547,000)   $    316,800     $  (715,400)   $ (2,076,800)


                                Condensed Consolidation Statement of Cash Flows



Net income (loss)             $    155,100     $(1,547,000)   $    316,800     $  (715,400)   $ (1,790,500)
Depreciation and
amortization                             -       2,936,000         448,400               -       3,384,400
Deferred taxes and other                 -               -          50,200         715,400         765,600
Change in operating assets
   and liabilities                 103,900      (1,155,500)        242,700)              -      (1,294,300)
                                   -------      ----------         -------          -------     ----------
Net cash provided by
operations                         259,000         233,500         572,700               -       1,065,200
                                   -------         -------         -------          -------      ---------

Fixed asset additions                    -        (411,500)       (771,600)              -      (1,183,100)
Proceeds from sale of
  fixed assets                           -               -          24,500               -          24,500
                                    ------         ------           ------          ------          ------
Cash used for investing
  activities                             -        (411,500)       (747,100)              -      (1,158,600)

Repayment of debt                        -               -          (2,500)              -          (2,500)
Intercompany loans                (740,000)        740,000               -               -               -
Repayments under capital
  lease obligation                      -                -         (15,200)              -         (15,200)
                                   -------         -------          -------        -------         -------
Cash provided by  (used
  in) financing activities        (740,000)        740,000         (17,700)              -         (17,700)
                                  --------         -------         -------          -------         -------


Net increase (decrease)in cash    (481,000)        562,000        (192,100)              -        (111,100)
                                  ========         =======        ========        ========        ========


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

The following table segregates the operating data of the Company into its two operating segments, Stellex Microwave and Stellex Aerospace, for the three months ended March 31, 1998. Comparative figures for the period ended March 31, 1997 are of Kleinert (the predecessor of Stellex). All figures set forth below are a percentage of net sales:

                                         Stellex Aerospace  Stellex Microwave
                                         Three Months Ended   Three Months
                                             March 31,            Ended
                                                                March 31,
                                          1998     1997           1998
                                          ----     ----           ----
                                              (Predecessor)

Net sales                                100.0%    100.0%        100.0%
Cost of sales                            71.0      72.2           81.9
                                         ----      ----           ----
Gross Profit                             29.0      27.8           18.1
Selling, general and administrative      14.5      13.7           11.2
Research and development                  0.0       0.0            4.8
Amortization of intangible assets                   0.0            3.2
                                         --       -----     --     ---
                                          0.0
Operating income                         14.5      14.1           (1.1)
Other expense (income):
  Interest expense                        7.4       2.8            11.9
  Other                                             0.2           (0.1)
                                         --       -----     -     -----
                                          0.7
(Loss) income before income taxes         6.4      11.1          (12.9)
(Benefit) provision for income taxes                4.6           (4.9)
                                         --       -----     -     -----
                                          2.6
Net (loss) income                                   6.5           (8.0)
                                         ==       =====     =     =====
                                          3.8


Results of Operations

Three Months Ended March 31, 1998 compared to Three months Ended March 31, 1997.

Net Sales

Sales for the quarter were $27.9 million and included both Stellex Aerospace and Stellex Microwave. Sales at Stellex Aerospace were $8.3 million or 28.4% greater than the first quarter of 1997 and continue to grow as a result of the strong demand in the commercial aviation market for new aircraft production, primarily at Boeing, and increases in manufacturing requirements for military aircraft.

Stellex Microwave's sales of $19.6 million decreased by $4.1 million due primarily to the results of efforts made to reduce the level of delinquent shipments arising from production planning problems associated with the poor implementation of a new production planning software system in 1996. In addition, the tactical subsystems business was completing a major order of AMRAAM subsystems resulting in an unusually high shipping level in the first quarter of 1997.

Gross Margins

Gross margins at Stellex Aerospace increased from 27.8% in 1997 to 29.0% in 1998 as a result of increased volume and improved manufacturing efficiencies. Stellex Microwave's gross profit for the quarter totaled approximately 18.1% which was negatively impacted by production inefficiencies resulting from new programs within its tactical subsystems business and certain supplier delays which have improved significantly since the first quarter.

Selling, general and administrative and research and development expenses

Selling, general and administrative expenses at Stellex Aerospace, net of non-cash compensation expense totaling approximately $700,000, increased 33.3% from $0.9 million in 1997 to $1.2 million in 1998 as a result of additional staff employed. Stellex Microwave's selling general and administrative expenses totaled $3.1 million, or 16.0% of net sales, reflecting continuing cost reduction efforts in administrative costs offset by increasing research and development costs to support new product introduction efforts.

Earnings before Interest, Taxes, Depreciation and Amortization and non-cash charges ("EBITDA")

EBITDA for the three months ended March 31, 1998 totaled $4.2 million.

Liquidity and Capital Resources

The Company provided cash flows from operations totaling $1.1 million and $13,900 during the three months ended March 31, 1998 and 1997, respectively. The increase in cash flows from operations resulted primarily from additional cash flows provided from Stellex Microwave, which was acquired in October 1997, and improvements in managing inventory levels.

The Company used cash flows from investing activities totaling $1.2 million and $0.4 million during the three months ended March 31, 1998 and 1997, respectively. The increase in cash flows used resulted from the increased capital expenditure requirements due to the Stellex Microwave acquisition.

The Company provided (used) cash flows from financing activities totaling ($17,700) and $336,000 during the three months ended March 31, 1998 and 1997, respectively. The results reflect no borrowings against the Company's revolver facility and repayments against outstanding capital lease and a mortgage note.

The Company has signed a purchase agreement to acquire all of the capital stock of Monitor Aerospace Corporation for approximately $95.0 million, and is anticipating the consumation of this transaction by the end of May 1998. This transaction will be financed primarily through a refinancing transaction whereby the existing $25.0 million Revolving Credit Facility will be replaced with Tranche A and Tranche B term debt and a revolving line of credit. The terms of the refinancing have not yet been finalized.

The Company's remaining liquidity demands for the near term will consist of normal levels of capital expenditure requirements sufficient to accommodate growth in backlog, working capital needs and debt service funding. Management believes that based on its current level of operations and anticipated growth, its cash flows from operations and availability on its revolving line of credit will be adequate to satisfy its near term liquidity demands.

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

Recent Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 130, "Reporting Comprehensive Income". The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year end.

In February 1998, the FASB issued SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

Cautionary Statement on Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to (i) loss of certain significant military programs and (ii) a downturn in the commercial aircraft industry.


Part II - Other Information

Item 6.  Exhibit and Reports on Form 8-K

      (a)    Exhibit 27: Financial Data Schedule

      (b)    Reports on Form 8-K:  None

                                  Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of May 15, 1998.

                                       STELLEX INDUSTRIES, INC



                                       By:/s/ William L. Remley
                                       ------------------------
                                              William L. Remley
                                              President and
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

         Signature                      Title                      Date

/s/ Richard L. Kramer       Chairman of the Board of           May 15,1998
---------------------       Directors and
    Richard L. Kramer       Director of Stellex
                            Industries, Inc.

/s/ William L. Remley       Vice Chairman, President,          May 15,1998
---------------------       Chief Executive Officer,
    William L. Remley       Treasurer and
                            Director of Stellex
                            Industries, Inc.

/s/ P. Roger Byer           Chief Financial Officer of         May 15,1998
---------------------       Stellex Industries, Inc.
    P. Roger Byer           (principal financial and
                            accounting officer)