Form 10-Q
period 1998-06-30
STELLEX INDUSTRIES INC
filed 1998-08-14
CIK 94026

---------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1998

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-41939

                           STELLEX INDUSTRIES, INC.

            (Exact name of registrant as specified in its charter)

               Delaware                               13-3971931
       (State of Incorporation)            (IRS Employer Identification No.)

       1430 Broadway, 13th Floor
       New York, New York 10018                          10018
(Address of principal executive office)               (Zip code)

      Registrant's telephone number, including area code: (212) 391-1392

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 1, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

-----------------------------------------------------------------------------

                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS



                         ASSETS                       June 30,     December
                                                        1998       31, 1997
                                                     (Unaudited)
     Current assets:
        Cash and cash equivalents                   $  3,982,200  $  3,304,200
        Account receivables - net of allowances       27,565,300    15,232,200
        Inventories                                   56,113,900    27,884,200
        Prepaid and other assets                       2,645,100     3,753,000
        Deferred income taxes                          3,426,800     2,172,400
                                                    ------------  ------------
        Total current assets                          93,733,300    52,346,000
     Property, plant and equipment, net               61,301,500    31,506,000
     Goodwill, net                                    96,021,300    42,919,700
     Other intangible assets, net                     11,494,600    12,594,800
     Deferred financing costs, net                     9,263,100     5,356,800
     Other assets                                      2,241,400     1,059,100
                                                    ------------  ------------
        Total assets                                $274,055,200  $145,782,400
                                                    ============  ============

           LIABILITIES & SHAREHOLDERS' EQUITY
     Current liabilities:
       Current portion of long term obligations     $  3,715,600  $    139,700
       Accounts payable                               10,017,200     4,637,900
       Accrued liabilities                            20,645,000    12,031,100
       Advance billings and customer deposits          1,307,800     2,678,900
                                                    ------------  ------------
       Total current liabilities                      35,685,600    19,487,600
     9 1/2% senior subordinated notes                100,000,000   100,000,000
     Long-term obligations, less current portion     112,096,500    12,181,800
     Deferred employee benefits                        1,771,500     1,704,000
     Deferred income taxes                            16,292,600     2,446,700
     Minority interest in KII Holding Corp             2,568,400     1,078,100
                                                    ------------  ------------
       Total liabilities and minority interest      $268,414,600  $136,898,200
                                                    ------------  ------------

     Stockholders' equity:
     Common stock, no par value, 1,000 shares
        authorized and outstanding                        50,000        50,000
     Preferred stock, no par value: 500 shares
        authorized, 229 shares issued
        and outstanding                               11,450,000    11,450,000
     Retained earnings (accumulated deficit)          (5,859,400)   (2,615,800)
        Total stockholders' equity                     5,640,600     8,884,200
                                                    ------------  ------------
        Total liabilities and stockholders' equity  $274,055,200  $145,782,400
                                                    ============  ============


    See accompanying notes to unaudited consolidated financial statements

ITEM 1:  Financial Statements



                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)



                                         Three Months Ended              Six Months Ended
                                             June 30,                         June 30,
                                      1998            1997              1998           1997
                                      ----            ----              ----           ----
                                                  (Predecessor)                    (Predecessor)
Sales .........................   $ 38,449,900    $  7,854,400     $ 66,349,000     $14,296,000
Cost of sales .................     27,812,000       5,491,900       49,763,500      10,139,600
                                  ------------    ------------     ------------    ------------
Gross profit ..................     10,637,900       2,362,500       16,585,500       4,156,400
Operating expenses:
Selling, general and
administrative ................      5,948,000         902,200       10,075,700       1,783,100
Research and development ......      1,209,000            --          2,149,000            --
Amortization of intangibles ...        851,000           7,800        1,493,000          15,600
                                  ------------    ------------     ------------    ------------

   Total operating costs ......      8,008,000         910,000       13,717,700       1,798,700
                                  ------------    ------------     ------------    ------------
Income from operations ........      2,629,900       1,452,500        2,867,800       2,357,700
                                  ------------    ------------     ------------    ------------
Other income (expense):
   Interest income ............         25,000           2,200           57,500           4,500
   Interest expense ...........     (3,712,000)       (194,100)      (6,481,600)       (375,700)
   Other ......................        (69,600)        (89,700)        (132,800)       (102,900)
                                       -------         -------         --------        --------

   Total other expense              (3,756,600)       (281,600)      (6,556,900)       (474,100)
                                    ----------        --------         --------         -------

Income (loss) before
  provision for income taxes ..     (1,126,700)      1,170,900       (3,689,100)      1,883,600
Provision (benefit) for
  income taxes ................       (246,200)        468,300       (1,018,100)        753,400
                                      --------         -------       ----------         -------
Net income (loss) .............       (880,500)        702,600       (2,671,000)      1,130,200
Preferred stock dividends .....       (286,300)           --           (572,600)           --
                                      --------        --------         --------        --------
Income (loss) applicable to
  common stockholders .........   $ (1,166,800)   $    702,600     $ (3,243,600)   $  1,130,200
                                  ============    ============     ============    ============














    See accompanying notes to unaudited consolidated financial statements.



                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                  Three Months Ended       Six Months Ended
                                       June 30,                June 30,
                                   1998        1997        1998        1997
                                   ----        ----        ----        ----
                                           (Predecessor)           (Predecessor)

Cash Flows from Operating
Activities:
Net income (loss)                   $(880,500)  $702,600   $(2,671,000)  $1,130,200
Reconciliation to net cash
  provided by (used in)
  operating activities:
  Depreciation and amortization     2,395,500    444,700     4,584,400      878,200
  Deferred financing cost
   amortization                       199,700          -       337,800            -
  Amortization of step-up in
    inventory                         400,000          -     1,457,400            -
  Gain on sale of property                  -     (2,100)       (2,600)      (4,000)
  Deferred income taxes               (97,300)    43,800    (1,027,500)     125,100
  Stock compensation                  774,900          -     1,490,300            -
Changes in assets and
liabilities:
  Accounts receivable                (475,000)  (519,100)   (3,010,100)    (978,200)
  Inventories                      (1,570,800)  (307,100)   (1,740,100)  (1,078,300)
  Prepaid and other assets            226,400      7,400     3,191,600     (105,300)
  Due from parent                           -        100             -       (2,100)
  Other assets                        137,200    (41,300)     (401,200)           -
  Accounts payable                   (901,300)   367,700       (71,900)     559,000
  Accrued and other liabilities    (1,983,000)  (228,000)   (1,918,600)     (42,100)
  Customer deposits                    (7,400)    (3,200)     (934,900)      (3,100)
                                       ------     ------      --------       ------

   Net cash provided by (used
   in) operating activities        (1,781,600)   465,500      (716,400)     479,400
                                   ----------    -------      --------      -------

Cash Flows from Investing
Activities:
Additions to fixed assets          (1,029,100)  (389,900)   (2,212,200)    (868,500)
Proceeds from sale of fixed
assets                                      -          -        24,500       33,500
Net cash used in acquisition
of Monitor                        (90,364,100)         -   (90,364,100)           -
                                  -----------   --------   -----------     --------
   Net cash used in investing
   activities                     (91,393,200)  (389,900)  (92,551,800)    (835,000)
                                  -----------   --------   -----------     --------

Cash Flows from Financing
Activities:
Net borrowings(repayments)
   under revolving line of
   credit                           8,250,000    (50,000)    8,250,000      300,000
Proceeds from Senior Term Loans    90,000,000          -    90,000,000            -
Payment of financing costs         (4,242,100)         -    (4,242,100)           -
Repayments under capital lease
obligations                           (28,500)         -       (31,000)           -
Repayment of debt and notes
payable                               (15,500)   (14,400)      (30,700)     (28,400)
                                      -------    -------       -------      -------
   Net cash provided by (used
     in) financing activities      93,963,900    (64,400)   93,946,200      271,600
                                   ----------    -------    ----------      -------

   Net increase (decrease) in
     cash and cash equivalents        789,100     11,200       678,000      (84,000)
Cash and cash equivalents,
 beginning of period                3,193,100    310,800     3,304,200      406,000
                                    ---------    -------     ---------      -------

Cash and cash equivalents, end
  of period                        $3,982,200   $322,000    $3,982,200     $322,000
                                    =========    =======     =========      =======

                  STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                 (Unaudited)



                                           Three Months Ended             Six Months Ended
                                                June 30,                     June 30,
                                        1998           1997            1998           1997
                                        ----           ----            ----           ----
                                                   (Predecessor)                  (Predecessor)
Supplemental disclosure of
cash flow information:
   Cash paid during the period
   for:

   Interest ..................   $   5,378,610    $     194,678   $   5,431,539    $     377,776
                                 =============    =============   =============    =============
   Income taxes, net .........   $        --      $     577,700   $        --      $     633,000
                                 =============    =============   =============    =============
Supplemental schedule of
noncash investing and
financing activities:
   Capital lease agreements
   for equipment .............         $30,400          $  --           $30,400          $  --
                                       =======          =======        ========          =======
   Note issued to Seller in
   conjunction with
   Monitor Acquisition .......      $5,180,000          $  --        $5,180,000          $  --
                                    ==========          =======      ==========          =======

 Assets acquired and .........
   liabilities assumed in
   connection with Monitor
   Acquisition:
   Fair value of assets
   acquired ..................   $ 130,420,000          $  --     $ 130,420,000          $  --
   Liabilities assumed .......     (34,483,800)            --       (34,483,800)            --
                                   -----------          -------     -----------          -------
   Cash paid .................      95,936,200             --        95,936,200             --
   Less financing fees and
   expenses ..................      (4,165,100)            --        (4,165,100)            --
   Less cash acquired ........      (1,407,000)            --        (1,407,000)            --
                                    ----------          -------      ----------          -------

   Net cash used for business
   acquisition  ..............   $  90,364,100          $  --     $  90,364,100          $  --
                                    ==========          =======      ==========          =======

















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

Kleinert Acquisition - On July 1, 1997, KII Holdings through a wholly owned subsidiary (KII Acquisition Corp., a Delaware company) acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of approximately $2.6 million of indebtedness and the issuance to the seller of a note for $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. Kleinert's corporate name was subsequently changed to Stellex Aerospace. Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries - Paragon Precision Products ("Paragon"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("Bandy").

Paragon specializes in the manufacture of precision aerospace components. GIL provides non-destructive testing services for inspecting critical parts and manufactured components. SEAL specializes in materials analysis and problem solving for government and industry. Bandy manufactures precision hinges, door panels and hinge assemblies for both aerospace and industrial applications.

TSMD Acquisition - On October 31, 1997, Stellex, through a wholly-owned subsidiary, TSMD Acquisition Corp., purchased 100% of the outstanding common stock of Stellex Microwave Systems, Inc. ("Stellex Microwave"), which comprised the operations of the Tactical Subsystems and Microwave Devices Sectors ("TSMD") of the Watkins-Johnson Company ("Watkins-Johnson"), for a net purchase price of approximately $82.1 million. The acquisition was accounted for using the purchase method of accounting with estimated fair value being assigned to the assets acquired and liabilities assumed. The purchase was financed primarily with the net proceeds from an offering of senior subordinated notes totaling $92.3 million. Stellex Microwave designs, markets and manufactures a broad range of microwave devices, modular subsystems and electronic equipment operating over the RF and microwave frequency bands for sale primarily for military and aerospace applications. Stellex's consolidated financial statements herein include the results of operations of Stellex Microwave during the three months and six months ended June 30, 1998 only.

Monitor Aerospace Acquisition - On May 29, 1998, Stellex Industries, Inc. (the "Company") acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance critical applications, located in Amityville, New York. Monitor has two wholly owned subsidiaries, Monitor Aerospace International Corp and Monitor Marine Products, Inc. The Company's acquisition of Monitor (the "Monitor Acquisition") was effected pursuant to the Agreement and Plan of Merger dated as of April 28, 1998, by and among Stellex Aerospace Holdings, Inc., a subsidiary of the Company ("Holdings"), Soze Corp., a wholly-owned subsidiary of Holdings, and Monitor. Simultaneously with the acquisition Soze Corp. merged into Monitor.

The purchase price for Monitor was approximately $95.0 million including the assumption of approximately $26.5 million of debt and excluding transaction and financing fees and expenses of approximately $5.9 million. The Monitor Acquisition was financed through (i) borrowings of $95.7 million under the Amended and Restated Credit Agreement dated as of May 29, 1998 ("Credit Agreement") and (ii) Monitor's issuance of a promissory note to Douglas Monitto and Lawrence Goldberg, jointly as majority shareholders, in the principal amount of $5,180,000. Borrowings under the Credit Agreement were comprised of terms loans in an aggregate principal amount of $90.0 million and revolving loans of $17.3 million, of which $10.3 million was used to refinance the existing Company revolver.

The Credit Agreement is comprised of a $115.0 million Term Loan Facility, of which $25.0 million remains undrawn, and a $35.0 million Revolving Loan Facility. The Term Loan Facility includes $30.0 million of tranche financing having a scheduled maturity of December 31, 2003, and $60.0 million of tranche financing having a scheduled maturity of December 31, 2005. The Revolving Loan Facility has a scheduled maturity of December 31, 2003.

2.    Basis of Presentation

Stellex is a holding company that has no operations or assets separate from its investments in its subsidiaries. The consolidated balance sheet at June 30, 1998 and the consolidated statements of income and consolidated statements of cash flows for the periods ended June 30, 1998 include the accounts of Stellex Microwave and Stellex Aerospace Holdings, Inc. Stellex Aerospace Holdings, Inc. consists of Monitor, a wholly-owned subsidiary, and KII Holdings, its 80% owned subsidiary. KII Holdings consists of Stellex Aerospace and its wholly-owned subsidiaries (collectively, "Stellex Aerospace"). Due to the timing of the Monitor Acquisition and the filing of the 10-Q for the period, the revaluation of assets on Monitor's balance sheet as of June 30, 1998 is management's best estimates. Management believes that these estimates will not be materially different on a going-forward basis after the relevant valuation appraisals have been fully completed. The comparative financial statements for the periods ended June 30, 1997 are of Kleinert (the predecessor of Stellex) and include the accounts of Kleinert Industries, Inc. and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which were of normal and recurring natures, have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Report on Form 8-K dated June 15, 1998 and the Company's Report on Form 8-K/A dated August 13, 1998.

3.   Comprehensive Income

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and six-month periods ended June 30, 1998.

4.   Inventories

      Inventories consisted of the following:
                                                 June 30,     December 31,
                                                   1998           1997
                                               (Unaudited)

        Raw materials                          $13,911,800    $8,088,400
        Work-in-process                         35,249,400    12,957,300
        Finished goods                           6,952,700     6,838,500
                                               -----------    ----------
        Total                                  $56,113,900   $27,884,200
                                               ===========   ===========

5.   Long-Term Obligations

      Long-term obligations consisted of the following:
                                                June 30,       December 31,
                                                  1998             1997
                                               (Unaudited)

        Term Loans                           $ 90,000,000              -
        Revolving  line of credit              15,750,000      $7,500,000
        7.785% Mortgage notes payable           2,593,200       2,624,000
        Sellers Notes Payable                   6,930,000       1,750,000
        Obligations under capital leases          446,900         447,500
        Other long term obligations                92,000              -
                                               ----------        --------
                                              115,812,100      12,321,500
        Less current portion                    3,715,600         139,700
                                                ---------      ----------
                    Total                    $112,096,500     $12,181,800
                                             ============     ===========

6.   Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that currently there are no lawsuits that will have a material affect on the Company's financial position.

7.    Condensed Financial Information of Stellex and its Subsidiaries

The $100 million principal amount of 9 1/2% senior subordinated notes and the term and revolving loans are fully guaranteed, on a full and unconditional basis, by all wholly and majority owned subsidiaries of Stellex including Stellex Microwave, Stellex Aerospace and Monitor Aerospace. The condensed consolidating financial information set forth below is included herein because management has concluded that separate financial statements relating to the guarantor subsidiaries are not material to investors. There are no significant contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company. Condensed consolidating financial information as of June 30, 1998 and the three and six month periods then ended follows:

                     Condensed Consolidated Balance Sheet

                                  Stellex           Stellex             KII         Monitor     Adjustments &         Stellex
                              (Parent Only)       Microwave         Holdings      Aerospace      Eliminations      Consolidated
Cash and cash equivalents    $     465,700    $   1,025,600    $     916,900   $   1,574,000             --      $   3,982,200
Accounts receivable, net .            --         12,389,500        6,066,800       9,109,000             --         27,565,300
Inventories ..............            --         14,652,600       13,819,300      27,642,000             --         56,113,900
Other current assets .....       2,764,400        3,674,700          983,400       1,401,300    $  (2,751,900)       6,071,900
                                 ---------        ---------          -------       ---------    -------------        ---------
Total current assets .....       3,230,100       31,742,400       21,786,400      39,726,300       (2,751,900)      93,733,300
Property, plant and
   equipment, net ........            --         16,530,800       15,076,700      29,694,000             --         61,301,500
Goodwill and
   intangibles, net ......            --         53,550,200             --        53,965,700             --        107,515,900
Investment in and
advances to subsidiaries .     216,588,700             --               --              --       (216,588,700)            --
Other assets .............            --          4,219,900        2,087,600        5,197,000      11,504,500
                               -----------        ---------        ---------        ---------      ----------

Total assets .............   $ 219,818,800    $ 106,043,300    $  38,950,700   $ 128,583,000    $(219,340,600)   $ 274,055,200
                             =============    =============    =============   =============    =============    =============
Current liabilities ......   $   6,593,000    $  12,495,400    $   5,098,200   $  14,338,000    $  (2,839,000)   $  35,685,600
9 1/2% senior subordinated
   notes .................     100,000,000             --               --              --               --        100,000,000
Intercompany notes .......            --         96,479,900       20,200,000      95,936,000     (212,615,900)            --
Term Loans ...............      90,000,000             --               --              --               --         90,000,000
Other long-term
   liabilities ...........      12,150,100          753,200       10,892,700      18,933,000             --         42,729,000
Stockholders' equity .....      11,075,700       (3,685,200)       2,759,800        (624,000)      (3,885,700)       5,640,600
                                ----------        ---------        --------       ----------        ---------       ----------
Total liabilities and
stockholders' equity  ....   $ 219,818,800    $ 106,043,300    $  38,950,700   $ 128,583,000    $(219,340,600)   $ 274,055,200
                             =============    =============    =============   =============    =============    =============





 Condensed Consolidating Statement of Operations For The Three Months Ended
                               June 30, 1998

                            Stellex             Stellex                       Monitor        Adjustments &      Stellex
                           (Parent Only)        Microwave     KII Holding   Aerospace (1)       Eliminations    Consolidated

Sales ...................     $     --      $ 20,632,200    $  9,884,600    $  7,933,100    $       --      $ 38,449,900

Cost of sales ...........           --        14,602,000       6,730,000       6,480,000            --        27,812,000
Operating expenses ......          8,700       3,681,500       2,042,800       1,424,000            --         7,157,000
Amortization of
  intangibles ...........           --           641,000            --           210,000            --           851,000
                                 -------         -------         -------         -------       ---------      ----------
Income (loss) from
  operation .............         (8,700)      1,707,700       1,111,800        (180,900)           --         2,629,900
Interest expense ........     (3,391,800)     (2,369,600)       (626,800)       (851,400)   $  3,527,600      (3,712,000)
Other income (expense) ..      3,541,400           1,900         (65,700)          5,400      (3,527,600)        (44,600)
                               ---------           -----         -------           -----      ----------         -------

Income (loss) before
   income taxes .........        140,900        (660,000)        419,300      (1,026,900)           --        (1,126,700)
Provision (benefit) for
   income taxes .........           --          (239,000)        395,800        (403,000)           --          (246,200)
                               ---------        --------         -------        --------        --------       ---------
Net income (loss) .......        140,900        (421,000)         23,500        (623,900)           --          (880,500)
Preferred stock dividend        (286,300)           --              --              --              --          (286,300)
                                --------        --------         -------        --------        --------       ---------

Income (loss) applicable
   to common shareholders       (145,400)   $   (421,000)   $     23,500    $   (623,900)           --      $ (1,166,800)
                                ========    ============    ============    ============      ==========    ============

(1) Monitor's results are for the one month ended June 30, 1998 which were impacted by non-recurring charges associated with the acquisition. These charges include $400,000 amortization of step up in value of inventory and $1,000,000 financial advisory fee to Mentmore Holdings Corporation, an affiliate.

7.  Condensed Financial Information of Stellex and its Subsidiaries -
Continued

  Condensed Consolidating Statement of Cash Flows for the Three Months Ended
                                June 30, 1998


                             Stellex             Stellex                       Monitor        Adjustments &      Stellex
                            (Parent Only)        Microwave     KII Holding     Aerospace       Eliminations    Consolidated

Net income (loss) ......   $    140,900    $   (421,000)   $     23,500    $   (623,900)           --      $   (880,500)
Depreciation and
  amortization .........           --         1,510,700         446,500       1,038,000            --         2,995,200
Deferred taxes and other           --          (239,000)        874,600          42,000            --           677,600
Change in operating
  assets and liabilities       (437,200)     (4,009,600)         81,900        (209,000)           --        (4,573,900)
                               --------      ----------          ------        --------        -------       ----------
Net cash provided by
  (used in) operations .       (296,300)     (3,158,900)      1,426,500         247,100            --        (1,781,600)
                               --------      ----------          ------        --------        -------       ----------
Fixed asset additions ..           --          (266,500)       (682,600)        (80,000)           --        (1,029,100)
Purchase of Monitor
  Aerospace ............    (91,836,000)           --              --              --         1,471,900     (90,364,100)
Proceeds from sale of
  fixed assets .........           --              --              --              --              --              --
Cash used in investing       ----------         -------         -------         -------         -------      ----------
  activities ...........    (91,836,000)       (266,500)       (682,600)        (80,000)      1,471,900     (91,393,200)
                            -----------        --------        --------         -------       ---------     -----------
Proceeds from borrowings
  under term loans .....     90,000,000            --              --              --              --        90,000,000
Net borrowing under
  revolver .............      5,479,200            --              --              --         2,770,800       8,250,000
Intercompany loans
  (repayments) .........       (743,000)      2,770,800        (743,000)           --        (2,770,800)           --
Other ..................     (4,100,200)        (77,000)        (44,000)           --           (64,900)     (4,286,100)
                             ----------         -------         -------         -------         -------      ----------
Cash provided by (used
  in) financing
  activities ...........    (92,122,000)      2,693,800        (787,000)           --              --        93,963,900
                            -----------       ---------        --------         -------         -------      ----------
Net increase (decrease)
  in cash ..............   $    (10,300)       (731,600)        (43,100)   $    167,100      1,407,000 (1)      789,100
                           ============        ========         =======    ============      ==========         =======

(1)  $1,407,000 relates to cash on hand at Monitor at acquistion.

  Condensed Consolidating Statement of Operations For The Six Months Ended
June 30, 1998


                             Stellex             Stellex                       Monitor      Eliminations        Stellex
                           (Parent Only)        Microwave     KII Holding     Aerospace (1)                     Consolidated

Sales ...................           --      $ 40,260,200    $ 18,155,700    $  7,933,100            --      $ 66,349,000

Cost of sales ...........           --        30,677,100      12,606,400       6,480,000            --        49,763,500
Operating expenses ......         30,800       6,814,100       3,955,800       1,424,000            --        12,224,700
Amortization of
  intangibles ...........           --         1,283,000            --           210,000            --         1,493,000
                                --------       ---------      ----------         -------       ---------       ---------
Income (loss) from
  operations ............        (30,800)      1,486,000       1,593,900        (180,900)           --         2,867,800
Interest expense ........     (5,936,800)     (4,699,500)     (1,237,600)       (851,400)      6,243,700      (6,481,600)
Other income (expense) ..      6,263,600          23,500        (124,100)          5,400      (6,243,700)        (75,300)
                               ---------          ------        --------           -----      ----------         -------
Income (loss) before
   income taxes .........        296,600      (3,190,000)        231,800      (1,026,900)           --        (3,689,100)
Provision (benefit) for
   income taxes .........           --        (1,222,000)        606,900        (403,000)           --        (1,018,100)
                                --------       ---------      ----------         -------       ---------       ---------
Net income (loss) .......        296,000      (1,968,000)       (375,100)       (623,900)           --        (2,671,000)
Preferred stock dividend        (572,600)           --              --              --              --          (572,600)
                                --------       ---------      ----------         -------       ---------       ---------
Income (loss) applicable
   to common shareholders   $   (276,600)   $ (1,968,000)   $   (375,100)   $   (623,900)   $       --      $ (3,243,600)
                            ============    ============    ============    ============    ========        ============

(1) Monitor's results are for the one month ended June 30, 1998 which were impacted by non-recurring charges associated with the acquisition. These charges include $400,000 amortization of step up in value of inventory and $1,000,000 financial advisory fee to Mentmore Holdings Corporation, an affiliate.




7.  Condensed Financial Information of Stellex and its Subsidiaries -
Continued

Condensed Consolidating Statement of Cash Flows for the Six Months Ended June
                                   30, 1998

                            Stellex             Stellex                       Monitor        Adjustments &      Stellex
                           (Parent Only)        Microwave     KII Holding     Aerospace       Eliminations    Consolidated

Net income (loss) ......   $    296,000    $ (1,968,000)      $(375,100)   $   (623,900)   $       --        (2,671,000)

Depreciation and
  amortization .........           --         4,446,700         894,900       1,038,000            --         6,379,600
Deferred taxes and other           --        (1,219,400)      1,637,600          42,000            --           460,200

Change in operating
  assets and liabilities       (333,300)     (4,184,700)       (158,200)       (209,000)           --        (4,885,200)
                               --------      ----------        --------        --------       ---------      ----------

Net cash provided by
  (used in) operations .        (37,300)     (2,925,400)      1,999,200        (247,100)           --          (716,400)
                                -------      ----------       ---------        --------        --------        --------
Fixed asset additions ..           --          (678,000)     (1,454,200)        (80,000)           --        (2,212,200)

Purchase of Monitor
  Aerospace ............    (91,836,000)           --              --              --         1,471,900     (90,364,100)

Proceeds from sale of
  fixed assets .........           --              --            24,500            --              --            24,500
                                -------         -------          ------         --------        -------          ------
                            (91,836,000)       (678,000)     (1,429,700)        (80,000)      1,471,900     (92,551,800)
Cash used in investing
  activities

Proceeds from borrowings
  under term loans .....     90,000,000            --              --              --              --        90,000,000

Net borrowing under
  revolver .............      5,479,200            --              --              --         2,770,800       8,250,000
Intercompany loans
  (repayments) .........          3,000       3,510,800        (743,000)           --        (2,770,800)           --
Other ..................     (4,100,200)        (77,000)        (61,700)           --           (64,900)     (4,303,800)
                             ----------         -------         -------          -----          -------      ----------

Cash provided by (used
in) financing activities     91,382,000       3,433,800        (804,700)           --           (64,900)    (93,946,200)
                             ----------       ---------        --------          -----          -------     -----------

Net increase (decrease)
  in cash ..............   $   (491,300)   $   (169,600)   $   (235,200)   $    167,100    $  1,407,000 (1)$    678,000
                           ============    ============    ============    ============    ============    ============

(1)  $1,407,000 relates to cash on hand at Monitor at acquisition.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Coincident with the Monitor Acquisition, Stellex Industries formed a new subsidiary, Stellex Aerospace Holdings, to better organize the Company's machining-related activities. Stellex Aerospace Holdings consists of Monitor, a wholly owned subsidiary, and KII Holdings, an 80%-owned subsidiary. The following tables segregate the operating data of the Company into its two operating segments, Stellex Microwave and Stellex Aerospace Holdings, for the three and six-month periods ended June 30, 1998. Comparative figures for the periods ended June 30, 1997 are of Kleinert (the predecessor of Stellex). All figures set forth below are a percentage of net sales:

Results of Operations

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997.

                            Stellex Aerospace         Stellex
                                 Holdings            Microwave
                          ---------------------------------------
                               1998         1997        1998
                               ----         ----        ----
                                       (Predecessor)
Net sales                      100.0%       100.0%      100.0%
Cost of sales                   74.1         69.9        70.8
                                ----         ----        ----
Gross margin                    25.9         30.1        29.2
Selling, general and
administrative                  19.5         11.5        12.0
Research and development         0.0          0.0         5.8
Amortization of
intangible assets                1.2          0.1         3.1
                                 ---        -----       -----
Operating income                 5.2         18.5         8.3
Other expense (income):
  Interest expense               8.3          2.5        11.5
  Other                          0.3          1.1        (0.0)
                               -----          ---       ------
(Loss) income before
  income taxes                  (3.4)        14.9        (3.2)
(Benefit) provision for
  income taxes                   0.0          6.0        (1.2)
                                 ---          ---        ----
Net (loss) income               (3.4)%        8.9%       (2.0)%
                                =====       =====       ======

Net Sales

Net sales for Stellex for the quarter ended June 30, 1998 were $38.4 million, which was 389.5% greater than the second quarter of 1997. The significant increase in net sales came primarily as a result of the acquisitions of Stellex Microwave ($20.6 million) and Monitor ($7.9 million). Net sales for Stellex Aerospace Holdings, exclusive of Monitor, were $9.9 million, which was 25.8% greater than the second quarter of 1997. The increase in net sales for Stellex Aerospace was a result of the strong demand in the commercial aviation market for new aircraft production, primarily at Boeing, increases in manufacturing requirements for military aircraft and increase deliveries of turbo-machinery components.

Gross Margins

Gross margin for Stellex for the quarter ended June 30, 1998 was 27.7%, which decreased from 30.1% in the previous year. The decrease in gross margin resulted primarily from the acquisition of Monitor, which achieved a gross margin of 18.3%, which was impacted by non-recurring charges associated with the amortization of the step up in value of its inventory as a result of purchase accounting totaling $400,000. Gross margin for Stellex Aerospace for the quarter ended June 30, 1998 was 31.9% which increased from 30.1% in the comparable period in the prior year primarily as a result of increased volumes leading to improved manufacturing efficiencies and fixed cost utilization.

Selling, general and administrative

Selling, general and administrative expenses for Stellex were $5.9 million, which was 559.3% greater than the second quarter of 1997. This increase resulted primarily from the acquisitions of Stellex Microwave, which incurred $2.5 million of expense, and Monitor, which incurred $1.4 million of expense. Selling, general and administrative expenses for Stellex Aerospace totaled $2.0 million, which represented an increase in expense of $1.1 million. This increase was due primarily to incremental non-cash charges of $775,000 relating to the valuation of management ownership puts and managerial hires.

Amortization of Intangibles

Amortization of intangible expense for Stellex was $851,000 which represents amortization of various intangibles such as value of workforce in place, tradename and goodwill for the three months ended June 30, 1998 resulting from the application of purchase accounting to Stellex Microwave and Monitor in conjunction with their acquisitions.

The respective purchase cost of Monitor will be allocated based on the relative fair values of the acquired assets and liabilities as of the closing date, based on valuations and other studies which are not yet complete. However, the Company's management believes that the effects of the final allocation will not differ materially from those set forth herein.

Interest expense

Interest expense for Stellex was $3.7 million, which was $3.5 million greater than interest expense in the second quarter of 1997. The significant increase in interest expense was due to the refinancings that occurred in conjunction with the Stellex Microwave and Monitor acquisitions. The consummation of these acquisitions resulted in outstanding indebtedness for the second quarter of 1998 of approximately $148 million at an average borrowing rate of approximately 9.2%.

Earnings before Interest, Taxes, Depreciation, Amortization and Non-recurring items (EBITDA)

EBITDA for Stellex for the second quarter ended June 30, 1998 totaled $7.2 million compared to $1.8 million during 1997. EBITDA for 1998 included adjustments for an investment banking fee paid to Mentmore Holdings Corporation, an affiliate of Stellex, totaling $1.0 million in conjunction with the acquisition of Monitor, non-cash charges for changes in the value of management put rights in KII Holdings totaling $775,000, and non-cash, non-recurring charges relating to the Monitor acquisition totaling $701,000. The increase in EBITDA over the prior year was a direct result of the acquisitions of Stellex Microwave and Monitor, as well as a 23.6% improvement within Stellex Aerospace due primarily to improved profitability resulting from net sales increases and plant efficiencies.

Results of Operations

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

                            Stellex Aerospace         Stellex
                                 Holdings            Microwave
                          ---------------------------------------
                                1998        1997           1998
                                ----        ----           ----
                                       (Predecessor)
Net sales                      100.0%       100.0%       100.0%
Cost of sales                   73.2         70.9         76.2
                                ----         ----         ----
Gross margin                    26.8         29.1         23.8
Selling, general and
   administrative               20.6         12.5         11.6
Research and development         0.0          0.0          5.3
Amortization of
   intangible assets             0.8          0.1          3.2
                               -----        -----        -----

Operating income                 5.4         16.5          3.7
Other expense (income):
   Interest expense              8.0          2.6         11.7
   Other                         0.5          0.7         (0.1)
                               -----        -----        ------
(Loss) income before
   income taxes                  3.0         13.2         (7.9)
(Benefit) provision for
   income taxes                  0.8          5.3         (3.0)
                               -----        -----        ------

Net (loss) income               (3.8)%        7.9%        (4.9)%
                              =======       =====        ======

Net sales

Net sales for Stellex for the six months ended June 30, 1998 were $66.3 million, which was 364.1% greater than the first half of 1997. The significant increase in net sales came primarily as a result of the acquisitions of Stellex Microwave ($40.3 million) and Monitor ($7.9 million). Net sales for Stellex Aerospace Holdings, exclusive of Monitor, were $18.2 million, which was 27.0% greater than the first half of 1997. The increase in net sales for Stellex Aerospace was a result of the strong demand in the commercial aviation market for new aircraft production, primarily at Boeing, increases in manufacturing requirements for military aircraft and increased deliveries of turbo-machinery components.

Gross margins

Gross margin for Stellex for the six months ended June 30, 1998 was 25.0%, which decreased from 29.1% in the previous year. The decrease in gross margin resulted primarily from the acquisitions of Stellex Microwave, which achieved a gross margin of 23.8%, and Monitor, which achieved a gross margin of 18.3%. These margins were impacted by non-recurring charges associated with the amortization of the step up in value of its inventory as a result of purchase accounting, totaling $1,457,000. Gross margin for Stellex Aerospace for the six months ended June 30, 1998 was 30.6% which increased from 29.1% in the comparable period in the prior year primarily as a result of increased volumes leading to improved manufacturing efficiencies and fixed cost utilization.

Selling, general and administrative

Selling, general and administrative expenses for Stellex were $10.1 million which was 465.1% greater than the first half of 1997. This increase resulted primarily from the acquisitions of Stellex Microwave, which incurred $4.7 million of expense, and Monitor, which incurred $1.4 million of expense. Selling, general and administrative expenses for Stellex Aerospace totaled $4.0 million, which represented an increase in expense of $2.1 million. This increase was due primarily to incremental non-cash charges of $1.5 million relating to the valuation of management ownership puts and managerial hires, offset partially by selling costs incurred during 1997 relating to the Kleinert Acquisition.

Amortization of Intangibles

Amortization of intangible expense for Stellex was $1.5 million which represents amortization of various intangibles such as value of workforce in place, tradename and goodwill for the six months ended June 30, 1998 resulting from the application of purchase accounting to Stellex Microwave and Monitor in conjunction with their acquisitions.

The respective purchase cost of Monitor will be allocated based on the relative fair values of the acquired assets and liabilities as of the closing date, based on valuations and other studies which are not yet complete. However, the Company's management believes that the effects of the final allocation will not differ materially from those set forth herein.

Interest expense

Interest expense for Stellex was $6.5 million, which was $6.1 million greater than interest expense in the second quarter of 1997. The significant increase in interest expense was due to the refinancings that occurred in conjunction with the Stellex Microwave and Monitor acquisitions. The consummation of these acquisitions resulted in average outstanding indebtedness for the first half of 1998 of approximately $130 million at an average borrowing rate of approximately 9.3%.

Earnings before Interest, Taxes, Depreciation, Amortization and Non-recurring items (EBITDA)

EBITDA for Stellex for the six months ended June 30, 1998 totaled $11.4 million compared to $3.1 million during 1997. EBITDA for 1998 included adjustments for an investment banking fee paid to Mentmore Holdings Corporation, an affiliate of Stellex, totaling $1.0 million in conjunction with the acquisition of Monitor, non-cash charges for changes in the value of management put rights in KII Holdings totaling $1.5 million, and non-cash, non-recurring charges relating to the Monitor acquisition totaling $2.2 million. The increase in EBITDA over the prior year was a direct result of the acquisitions of Stellex Microwave and Monitor, as well as a 21.0% improvement within Stellex Aerospace due primarily to improved profitability resulting from net sales increases and plant efficiencies.

Liquidity and Capital Resources

Stellex was a net user of cash flows from operations for the three and six month periods ended June 30, 1998, in the amount of $1.8 million and $716,400, respectively, compared to a net provider of cash in the amount of $466,000 and $479,000 for the comparable periods during 1997. During the second quarter period, Stellex Microwave's cash flow was impacted negatively due to the build up of a significant AMRAAM RF-head order for Raytheon scheduled to ship during the third quarter. In addition, as a result of the Monitor acquisition, non-recurring investment banking fees relating to the transaction totaling $1.0 million were paid to Mentmore Holdings Corporation, an affiliate.

Stellex was a net user of cash flows from investing activities for the three and six month periods ended June 30, 1998, in the amount of $91.4 million and $92.6 million, respectively, compared to a net user of cash in the amount of $390,000 and $835,000 for the comparable periods during 1997. The increase in usage of cash for corporate investing activities was due to the acquisitions of Stellex Microwave and Monitor and increased capital expenditures required for the maintenance and upgrading of a significantly larger operating company. Approximately $90.4 million of cash proceeds were utilized to consummate the acquisition of Monitor in May 1998.

Stellex generated net cash flows from financing activities during the three and six month periods ended June 30, 1998, totaling approximately $94.0 million primarily to finance the acquisition of Monitor and refinance the existing revolving loan facility so as to increase the maximum borrowing availability for Stellex by $10 million to $35 million.

Stellex's liquidity demands for the near term will consist of normal levels of capital expenditure requirements sufficient to accommodate growth in backlog, working capital needs and debt service funding. Stellex is in the process of upgrading machining equipment at Monitor with the latest in CNC technology in order to improve tolerances and manufacturing efficiencies and adding necessary equipment capacity at Stellex Aerospace in order to support the very positive order growth at Bandy and Paragon. Capital expenditures anticipated for the second half of the year should approximate $3.2 million.

Debt service requirements for Stellex for the latter half of the year will include principal reduction payments totaling $1.9 million under the term loan facilities and interest payments totaling approximately $9.5 million.

Management believes that current levels of operating cash flow and availability under its revolving credit facility will provide adequate liquidity to Stellex to satisfy its near term liquidity demands.

Pro Forma Results for the Six Months Ended June 30, 1997 and 1998

The unaudited pro forma consolidated results for the three and six-month periods ended June 30, 1997 and 1998 give effect to the acquisition of Stellex Microwave and Monitor Aerospace ("Acquisitions") which were acquired on October 31, 1997 and May 29, 1998 respectively. For purposes of the pro forma results of operations, the Acquisitions are reflected as of January 1, 1997. The pro forma consolidated statements of operations exclude non-recurring changes directly related to the Acquisitions, including (i) investments banking and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate, and (ii) increases in cost of sales arising from write-up of inventories at the date of consummation of the Acquisitions to fair market value.

The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operation which would have occurred if the Acquisitions had actually taken place on the date indicated, and may not be indicative of the results of operations which may be obtainable in the future.

Statement  of  Operation       Three Months Ended            Six Months Ended
Data:                               June 30,                     June 30,
                             1998             1997           1998         1997
                             ----             ----
Net Sales                  $54,317          $48,629       $104,435      $95,637
Cost of Sales               39,917           37,068         78,330       72,812
                          --------           ------         ------      -------
Gross Profit                14,400           11,561         26,105       22,825
Research and development     1,209              500          2,149        1,100
Selling, general, and
administrative               5,630            4,772         10,809        9,567
Amortization of
intangibles                  1,279            1,185          2,564        2,370
Operating Income             6,282            5,104         10,583        9,788
Interest expense             5,250            5,458         10,372       10,767
Other                           60              (78)           119          (89)
                         -----------     -----------      --------    ----------
Income(loss)before
taxes                          972             (276)            92         (890)
Provisions of taxes            389             (112)            37         (357)
                         ----------      -----------     ----------   ----------
Net Income (loss)        $     583        $    (164)     $      55    $     533
                         =========        ==========     ==========   =========

EBITDA                     $10,653         $  9,595        $19,304      $18,618
                           =======         ========        =======      =======

Net Sales

Net sales for Stellex Industries were $54.3 million and $104.4 million for the three and six months ended June 30, 1998, respectively. Net sales at Stellex Aerospace were $9.9 million and $18.2 million for the three and six months ended June 30, 1998, respectively, representing a 25.9% and a 27.0% increase over the comparable periods in 1997. Net sales continue to grow at Stellex Aerospace as a result of the strong demand in the commercial aviation market for new aircraft production, increases in manufacturing requirements for military aircraft and increased deliveries of turbo-machinery components.

Stellex Microwave's net sales for the three and six months ended June 30, 1998 were $20.6 million and $40.3 million, representing decreases of 10.3% and 13.8%, respectively, from net sales levels during the comparable periods in 1997. These decreases were due primarily to 1997 shipments of delinquent orders arising from production planning problems associated with the poor implementation of a new production planning software system in 1996 and lower 1998 shipments of receivers due to the completion of certain non-recurring orders in 1997. During July, Stellex Microwave effected a restructuring in response to the negative trend experienced in microwave device orders over the past several months, which resulted in a reduction of workforce of approximately 12%. For the tactical subsystems business a reduction in shipments of AMRAAM subsystems during 1998, based on 1997 end of contract shipments under certain contracted lots, was more than offset by increased shipments on the Standard Missile and MFE programs.

Shipments at Monitor Aerospace were $23.8 million and $46.0 million for the three and six months ended June 30, 1998, representing increases of 33.8% and 32.9%, respectively, from net sales levels during the comparable periods in 1997. These increases were due to the stronger commercial aircraft market.

Gross Margin

Gross margin for Stellex Industries was 26.5% and 25.0% for the three and six months ended June 30, 1998, respectively, compared to gross margin of 23.8% and 23.9% for the comparable periods in 1997. Gross margin at Stellex Aerospace was 31.9% and 30.6% for the three and six months ended June 30, 1998, respectively, compared to gross margin of 30.1% and 30.0% for the comparable periods in 1997. Gross margin improvement at Stellex Aerospace has resulted primarily from increased sales volume.

Gross margin for Stellex Microwave was 29.2% and 26.4% for the three and six months ended June 30, 1998, respectively, compared to gross margin of 23.0% and 24.0% for the comparable periods in 1997. Gross margin improvement at Stellex Microwave resulted from improved productivity, lower manufacturing costs and improved profitability on the completion of certain programs.

Gross margin for Monitor Aerospace was 21.9% and 21.5% for the three and six months ended June 30, 1998, respectively, compared to gross margin of 21.6% and 21.2% for the comparable periods in 1997. Gross margin at Monitor Aerospace remained relatively consistent as a result of new program inefficiencies offsetting benefits from the higher sales volume on fixed overheads.

Research and Development

Research and development costs have increased over the prior year by $709,000 during the second quarter and $1.0 million for the first six months due principally to the expansion of engineering capabilities at Stellex Microwave in order to address new product introductions and cost reductions in manufacturing and packaging.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the consolidated group increased $858,000 and $1.2 million to 10.4% of net sales from the three and six-month periods ended June 30, 1998, respectively. These increases were due primarily to incremental non-cash charges of $775,000 and $1.5 million, respectively, relating to the valuation of management ownership puts in Stellex Aerospace.

EBITDA before Interest, Taxes, Depreciation and Amortization and non-cash charges ("EBITDA")

Earnings before interest, income taxes, depreciation, amortization and non-cash charges ("EBITDA") totaled $10.7 million and $19.3 million for the three and six months ended June 30, 1998, respectively, which was 11.1% and 3.7% better than comparable prior year periods. The increase in EBITDA came primarily as a result of improved gross margin.

The Year 2000 Issue

The Company has made an assessment of the impact of the Year 2000 issue on its internal operations and has developed a plan to bring all of its computer systems into compliance before the end of 1998. Based on the assessment of the Company's computer systems software, it has been determined that certain of the Company's hardware and software systems are either currently Year 2000 compliant or have an existing upgrade available from the software vendor that is Year 2000 compliant. It is management's intention that all systems that are not currently Year 2000 compliant will either be upgraded to be Year 2000 compliant or replaced with alternative systems that are Year 2000 compliant by the end of 1998. The costs to be incurred in addressing the Year 2000 issues are not expected to have a material impact on the Company's future financial results.

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

Cautionary Statement on Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements including statements regarding the intent, belief, or current expectations of the Company, or its management, are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those in forward-looking statements as a result of various factors including but not limited to: (i) general economic conditions in the markets in which the Company operates, (ii) cancellation of specific aircraft or missile programs due to defense spending or general budgetary constraints or poor customer demand, (iii) development of competing technology and scientific know-how similar or superior to that of the Company,
(iv) downturn in the commercial aircraft industry, and (v) success in hiring and retaining key management and technical personnel.

Part II - Other Information

Item 6.  Exhibit and Reports on Form 8-K

      (a)    Exhibit 27: Financial Data Schedule

(b) Reports on Form 8-K: A Form 8-K was filed on June 15, 1998 describing the details of the Monitor acquisition and providing pro forma financial information for Stellex. A Form 8-K/A was filed on August 13, 1998, including the required historical audited financial statements for Monitor.

                               Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of August 14, 1998.

                                       STELLEX INDUSTRIES, INC
                                       By:/s/ William L. Remley
                                       William L. Remley,
                                       President and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

         Signature                      Title                      Date

/s/  Richard L. Kramer      Chairman of the Board of         August 14, 1998
     Richard L. Kramer      Directors and
                            Director of Stellex
                            Industries, Inc.

/s/  William L. Remley      Vice Chairman, President,        August 14, 1998
     William L. Remley      Chief Executive Officer,
                            Treasurer and Director of
                            Stellex Industries, Inc.

/s/  P. Roger Byer          Chief Financial Officer of       August 14, 1998
     P. Roger Byer          Stellex Industries, Inc.
                            (principal financial and
                            accounting officer)

------------------------------------
1.   $1,407,000 relates to cash on hand at Monitor at acquisition.
2   $1,407,000 relates to cash on hand at Monitor at acquisition.