Form 10-Q
period 1998-09-30
STELLEX INDUSTRIES INC
filed 1998-11-16
CIK 94026

  ---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of November 1, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

 -----------------------------------------------------------------------------

ITEM 1: Financial Statements

                   STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                      ASSETS                                   September 30,      December 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                                (Unaudited)
        Current assets:
            Cash and cash equivalents                                       $      2,207,600     $      3,304,200
            Account receivables, net                                              27,478,000           15,232,200
            Inventories                                                           57,554,500           27,884,200
            Prepaid and other assets                                               2,729,600            3,753,000
            Deferred income taxes                                                  3,472,600            2,172,400
                                                                            ----------------     ----------------

            Total current assets                                                  93,442,300           52,346,000
        Property, plant and equipment, net                                        60,411,100           31,506,000
        Goodwill, net                                                             92,532,300           42,919,700
        Other intangible assets, net                                              11,145,300           12,594,800
        Deferred financing costs, net                                              9,141,300            5,356,800
        Other assets                                                               2,278,700            1,059,100
                                                                            ----------------     ----------------
            Total assets                                                        $268,951,000         $145,782,400
                                                                            ================     ================

                        LIABILITIES & STOCKHOLDERS' EQUITY
        Current liabilities:
           Current portion of long term obligations                         $      5,446,300     $        139,700
          Accounts payable                                                        10,538,800            4,637,900
          Accrued liabilities                                                     19,144,700           12,031,100
          Advance billings and customer deposits                                     356,300            2,678,900
                                                                            ----------------     ----------------

          Total current liabilities                                               35,486,100           19,487,600
        9 1/2% senior subordinated notes                                         100,000,000          100,000,000
        Long-term obligations, less current portion                              107,176,200           12,181,800
        Deferred employee benefits                                                 1,810,300            1,704,000
        Deferred income taxes                                                     16,281,300            2,446,700
        Minority interest in KII Holding Corp                                      3,343,300            1,078,100
                                                                            ----------------     ----------------
          Total liabilities and minority interest                                264,097,200          136,898,200
                                                                            ----------------     ----------------

        Stockholders' equity:
        Common stock, no par value, 1,000 shares authorized and                       50,000               50,000
             outstanding
        Preferred stock, no par value: 500 shares authorized,
             229 shares issued and outstanding                                    11,450,000           11,450,000
        Accumulated deficit                                                       (6,646,200)          (2,615,800)
                                                                            ----------------     ----------------
            Total stockholders' equity                                             4,853,800            8,884,200
                                                                            ----------------     ----------------
            Total liabilities and stockholders' equity                      $    268,951,000     $    145,782,400
                                                                            ================     ================


See accompanying notes to unaudited consolidated financial statements

                   STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                               Three Months                 Nine Months       Six Months
                                                                   Ended                  Ended September        Ended
                                                               September 30,                    30,             June 30,
                                                          1998               1997              1998               1997
                                                          ----               ----              ----               ----
                                                                                                            (Predecessor)

      Sales                                           $49,756,200          $8,889,800      $116,105,200       $ 14,296,000
      Cost of sales                                    35,908,000           6,746,900        85,671,500         10,139,600
                                                     ------------          ----------      -------------      ------------
          Gross profit                                 13,848,200           2,142,900        30,433,700          4,156,400
      Operating expenses:
          Selling, general and administrative           5,676,100           1,570,600        15,751,800          1,783,100
          Research and development                      1,176,300                   -         3,325,300                  -
           Amortization of intangibles                  1,524,500                   -         3,017,500             15,600
                                                     ------------          ----------      -------------      ------------
          Total operating expenses                      8,376,900           1,570,600        22,094,600          1,798,700
                                                     ------------          ----------      -------------      ------------
      Income from operations                            5,471,300             572,300         8,339,100          2,357,700
                                                     ------------          ----------      -------------      ------------
      Other income (expense):
          Interest income                                  31,400               2,000            88,900              4,500
          Interest expense                             (5,147,600)           (456,300)      (11,629,200)          (375,700)
          Other                                           (81,500)            (22,400)         (214,300)          (102,900)
                                                     ------------          ----------      -------------      ------------
          Total other expense                          (5,197,700)           (476,700)      (11,754,600)          (474,100)
                                                     ------------          ----------      -------------      ------------

      Income (loss) before provision for income
        taxes                                             273,600              95,600        (3,415,500)         1,883,600
      Provision (benefit) for income taxes                774,100             287,600          (244,000)           753,400
                                                     ------------          ----------      -------------      ------------
      Net income (loss)                                  (500,500)           (192,000)       (3,171,500)         1,130,200
      Preferred stock dividends                          (286,300)                  -        (858,900)
                                                     ------------          ----------      -------------      ------------
                                                                                                                         -
      Income (loss) applicable to common
        stockholders                                    $(786,800)         $ (192,000)     $ (4,030,400)      $  1,130,200
                                                     ============          ==========      ============       ============













     See accompanying notes to unaudited consolidated financial statements.

                   STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Nine Months       Three Months     Six Months
                                                         Ended              Ended           Ended
                                                     September 30,      September 30,     June 30,
                                                          1998               1997             1997
                                                          ----               ----          ----
                                                                                        (Predecessor)
Cash Flows from Operating Activities:
Net income (loss)                                    $(3,171,500)      $(192,000)         $1,130,200
Reconciliation to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                       8,587,400       363,400               878,200
   Deferred financing cost amortization                  641,700        12,200                     -
   Amortization of step-up in inventory                2,257,400             -                     -
   Gain on sale of property                               (2,600)       (2,400)               (4,000)
   Deferred income taxes                              (1,060,300)      760,500               125,100
   Stock compensation charge                           2,265,200             -                    -
Changes in assets and liabilities (net of
acquired assets and assumed liabilities):
   Accounts receivable                                (2,922,800)      (899,000)            (978,200)
   Inventories                                        (4,459,700)      (584,800)          (1,078,300)
   Prepaid and other assets                            3,107,100         17,800             (105,300)
   Due from parent                                             -              -               (2,100)
   Other assets                                         (438,500)      (43,300)                    -
   Accounts payable                                      449,700       (547,900)             559,000
   Accrued and other liabilities                      (1,072,800)       915,200               (42,100)
   Advance billings and customer deposits             (1,886,400)        58,300                (3,100)
                                                   -------------     -----------        -------------

     Net cash provided by (used in) operating          2,293,900       (142,000)             479,400
       activities                                  -------------     -----------        -------------
Cash Flows from Investing Activities:
Additions to fixed assets                             (3,159,700)      (559,500)            (868,500)
Proceeds from sale of fixed assets                        24,500              -               33,500
Net cash used in acquisitions                        (90,833,000)   (14,799,300)                   -
                                                   -------------     -----------        -------------
     Net cash used in investing activities           (93,968,200)   (15,358,800)            (835,000)
                                                   -------------     -----------        -------------
Cash Flows from Financing Activities:
Net borrowings (repayments) under revolving line
     of credit                                         6,000,000              -              300,000
Proceeds from term loans                              90,000,000              -                    -
Repayment of term loans                                 (900,000)             -                    -
Payment of financing costs                            (4,424,100)    (1,326,800)                   -
Proceeds from issuance of common and preferred                 -      4,750,000                    -
   stock
Repayment of debt in connection with Kleinert                  -                                   -
   Acquisition                                                       (6,800,000)
Proceeds from borrowings in connection with                    -                                   -
   Kleinert Acquisition                                              19,300,000
Repayments under capital lease obligations               (51,700)             -              (28,400)
Repayment of debt and notes payable                      (46,500)       (14,600)                   -
                                                   -------------     -----------        -------------
     Net cash provided by financing
       activities                                     90,577,700     15,908,600              271,600
                                                   -------------     -----------        -------------
     Net increase (decrease) in cash and cash         (1,096,600)       407,800              (84,000)
       equivalents
Cash and cash equivalents, beginning of period         3,304,200        322,000              406,000
                                                   -------------     -----------        -------------

Cash and cash equivalents, end of period            $  2,207,600     $  729,800         $    322,000
                                                   =============     ==========         ============

                                       4

                   STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                  (Unaudited)


                                                     Nine Months       Three Months       Six Months
                                                         Ended             Ended             Ended
                                                    September 30,     September 30,        June 30,
                                                         1998              1997              1997
                                                         ----              ----              ----
                                                                                         (Predecessor)
Supplemental disclosure of cash flow
information:
    Cash paid during the period for:
    Interest                                        $   7,702,700    $     329,300    $     377,800
                                                    =============    =============    =============
    Income taxes, net                               $         --     $         --     $     633,000
                                                    =============    =============    =============

Supplemental schedule of noncash investing
and financing activities:
  Capital lease agreements for equipment            $      30,400    $         --     $        --
                                                    =============    =============    =============
                                                                                      -------------
  Note issued to Seller in conjunction with
    Monitor Acquisition                             $   5,180,000              --$    $        --
                                                    =============    =============    =============

  Assets acquired and liabilities assumed in
    connection with acquisitions:
    Fair value of assets acquired                   $ 128,424,700    $  35,541,200    $        --
    Liabilities assumed                               (31,841,600)     (19,388,400)            --
                                                    -------------    -------------    -------------
    Cash paid                                          96,583,100       16,152,800             --
    Less financing fees and expenses                   (4,343,100)            --               --
    Less cash acquired                                 (1,407,000)      (1,353,500)
                                                    -------------    -------------    -------------

    Net cash used for business acquisition          $ 90,833,000       $14,799,300    $        --
                                                    =============    =============    =============






            See accompanying notes to unaudited financial statements

                   STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Description of Business

Formation of Stellex Industries, Inc. - On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its articles of incorporation to change its name to Stellex Industries, Inc. ("Stellex" or "Stellex Industries"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for (i) 8,010 shares of common and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holdings"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holdings had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1997, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holdings; the remaining equity interests are held by certain members of Kleinert management. The transaction has been accounted for as a reincorporation of KII Holdings; accordingly, the financial statements of Stellex reflect the results of its operations commencing with the acquisition of Kleinert in July 1, 1997. Kleinert is the predecessor of Stellex, and all references to the "Company" include both Stellex and its predecessor, Kleinert.

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

Monitor Aerospace Acquisition - On May 29, 1998, Stellex Industries, Inc. (the "Company") acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance critical applications, located in Amityville, New York. Monitor has two wholly owned subsidiaries, Monitor Aerospace International Corp and Monitor Marine Products, Inc. The Company's acquisition of Monitor (the "Monitor Acquisition") was effected pursuant to the Agreement and Plan of Merger dated as of April 28, 1998, by and among Stellex Aerospace Holdings, Inc., a subsidiary of the Company ("SA Holdings"), Soze Corp., a wholly-owned subsidiary of SA Holdings, and Monitor. Simultaneously with the acquisition Soze Corp. merged into Monitor. Stellex's consolidated financial statements herein include the results of operations of Monitor during the three months and four months ended September 30, 1998 only.

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

2.       Basis of Presentation

Stellex is a holding company that has no operations or assets separate from its investments in its subsidiaries. The consolidated balance sheet at September 30, 1998 and the consolidated statements of income and consolidated statements of cash flows for the periods ended September 30, 1998 include the accounts of Stellex Microwave and SA Holdings, SA Holdings, consists of Monitor, a wholly owned subsidiary, and KII Holdings, its 80% owned subsidiary. KII Holdings consists of Stellex Aerospace and its wholly-owned subsidiaries (collectively, "Stellex Aerospace"). The company is in the process of completing a purchase accounting valuation of the assets acquired and liabilities assumed in its recent acquisition of Monitor. This valuation is not yet complete and therefore the balance sheet of Monitor as of September 30, 1998 represents management's best estimates. Management believes that these estimates will not be materially different from those, which will result from the completion of the relevant valuation appraisals in process. The comparative financial statements for the quarter ended September 30, 1997 are of KII Holdings. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which were of a normal and recurring nature, have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Report on Form 8-K dated June 15, 1998 and the Company's report on Form 8-K/A dated August 13, 1998.

3.     Recent Accounting Standards

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and nine-month periods ended September 30, 1998.

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

4.     Inventories

         Inventories consisted of the following:

                                                                       September 30,        December 31,
                                                                            1998                1997
                                                                            ----                ----
                                                                        (Unaudited)

            Raw materials                                              $  17,545,500        $   8,088,400
            Work-in-process                                               31,923,900           12,957,300
            Finished goods                                                 8,085,100            6,838,500
                                                                       -------------        -------------
            Total                                                      $  57,554,500        $  27,884,200
                                                                       =============        =============

5.     Long-Term Obligations

         Long-term obligations consisted of the following:

                                                                        September 30,         December
                                                                             1998            31, 1997
                                                                             ----            --------
                                                                         (Unaudited)

            Term Loans                                               $    89,100,000                  -
            Revolving  line of credit                                     13,500,000       $  7,500,000
            7.785% Mortgage notes payable                                  2,576,300          2,624,000
            Sellers Notes Payable                                          6,930,000          1,750,000
            Obligations under capital leases                                 426,100            447,500
            Other long term obligations                                       90,100                  -
                                                                     ---------------       ------------
                                                                         112,622,500         12,321,500
            Less current portion                                           5,446,300            139,700
                                                                     ---------------       ------------
                              Total                                  $   107,176,200       $ 12,181,800
                                                                     ===============       ============

6.     Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

7.      Condensed Financial Information of Stellex and its Subsidiaries

The $100 million principal amount of 9 1/2% senior subordinated notes and the term and revolving loans are fully guaranteed, on a full and unconditional basis, by all wholly and majority owned subsidiaries of Stellex including Stellex Microwave, Stellex Aerospace and Monitor Aerospace. There are no significant contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company Set forth below are the condensed consolidating financial information of the guarantor subsidiaries as of September 30, 1998 and the three and nine month periods then ended.

                                       Condensed Consolidated Balance Sheet

                     Stellex          Stellex            KII           Monitor       Adjustments &       Stellex
                  (Parent Only)      Microwave         Holdings       Aerospace      Eliminations     Consolidated
                  -------------      ---------         --------       ---------      ------------     ------------
Cash and cash
  equivalents
                            -     $    540,100     $    490,500     $ 1,177,000                 -      $ 2,207,600

Accounts                    -       12,855,800        5,780,200        8,842,000               -        27,478,000
  receivable, net
Inventories                 -       15,651,600       14,220,900       27,682,000               -        57,554,500
Other current
  assets         $   4,435,900       3,465,700          847,100        1,816,000    $  (4,362,500)       6,202,200
                 ------------     ------------     ------------     -----------     -------------     ------------
Total current       4,435,900       32,513,200       21,338,700       39,517,000       (4,362,500)      93,442,300
  assets
Property,
  plant and
  equipment,                -       16,182,700      14,972,400        29,256,000                -       60,411,100
  net
Goodwill and
  intangibles,
  net                       -       53,206,600               -        50,471,000                -      103,677,600
Investment in &
  advances to
  subsidiaries    214,669,100                -               -                -      (214,669,100)              -
Other assets                -        4,110,000       2,105,000        5,205,000                -       11,420,000
                 ------------     ------------     ------------     -----------     -------------     ------------
Total assets     $219,105,000     $106,012,500     $38,416,100      $124,449,000    $(219,031,600)   $268,951,000
                 ============     ============     ===========      ============    ==============   ============

Current          $  9,241,900     $ 11,712,800     $ 6,753,400      $11,951,000     $  (4,173,000)   $ 35,486,100
  liabilities
9 1/2% senior
  subordinated
  notes           100,000,000                -               -                -                -      100,000,000
Intercompany                -       97,279,300      19,200,000       94,217,000     (210,696,300)               -
  notes
Term Loans         85,500,000                -               -                -                -       85,500,000
Other
  long-term        13,500,100          753,200      10,017,800       18,840,000                -       43,111,100
  liabilities
Stockholders'      10,863,000
  equity                            (3,732,800)      2,444,900         (559,000)      (4,162,300)       4,853,800
                 ------------     ------------     ------------     -----------     -------------     ------------
Total
  liabilities    $219,105,000     $106,012,500     $38,416,100      $124,449,000    $(219,031,600)   $268,951,000
                 ============     ============     ===========      ============    ==============   ============
  and
  stockholders'
  equity

      Condensed Consolidating Statement of Operations For The Three Months
                           Ended September 30, 1998

                   Stellex           Stellex                         Monitor       Adjustments &      Stellex
                 (Parent Only)      Microwave      KII Holdings     Aerospace       Eliminations    Consolidated
                 ------------       ---------      ------------     ---------       ------------    ------------

Sales                             $17,932,300      $ 8,863,900     $22,960,000                       $49,756,200
                           -                                                                   -
Cost of sales              -       11,449,700        6,210,100      18,248,200                 -      35,908,000
Operating        $    66,600        3,488,800        2,012,000       1,285,000                 -       6,852,400
  expenses

Amortization of
  intangibles              -          646,500                -         878,000                         1,524,500
                 -----------      -----------      -----------     -----------      ------------     -----------
Income (loss)        (66,600)       2,347,300          641,800       2,548,800                         5,471,300
  from
  operations
Interest expense  (4,597,800)      (2,423,900)        (603,600)     (2,307,800)      $ 4,785,500      (5,147,600)

Other income
 (expense)         4,787,000                -          (78,700)         27,100        (4,785,500)        (50,100)
                 -----------      -----------      -----------     -----------      ------------     -----------
Income (loss)
 before income
 taxes               122,600          (76,600)         (40,500)        268,100                 -         273,600
Provision
 (benefit)
 for income           49,100          (29,000)         251,000         203,000           300,000         774,100
                 -----------      -----------      -----------     -----------      ------------     -----------

Net income            73,500          (47,600)         (291,500)        65,100          (300,000)       (500,500)
(loss)

Preferred
stock dividend      (286,300)               -                -               -                 -        (286,300)
                 -----------      -----------      -----------     -----------      ------------     -----------
Income (loss)
 applicable to
 common
 shareholders    $  (212,800)     $   (47,600)     $  (291,500)    $    65,100       $  (300,000)    $  (786,800)
                 ===========      ===========      ===========     ===========       ===========     ===========

      Condensed Consolidating Statement of Operations For The Nine Months
                           Ended September 30, 1998

                   Stellex          Stellex                           Monitor       Adjustments &      Stellex
                (Parent Only)      Microwave       KII Holdings      Aerospace      Eliminations     Consolidated
                -------------      ---------       ------------      ---------      ------------     ------------

Sales                             $58,192,500      $27,019,600      $30,893,100                      $116,105,200
                           -                                                                   -
Cost of sales              -       42,126,800       18,816,500       24,728,200                -       85,671,500
Operating        $    97,400       10,302,900        5,967,800        2,709,000                -       19,077,100
  expenses
Amortization
  of intangibles           -        1,929,500                -        1,088,000                -        3,017,500
                 -----------      -----------      -----------      -----------      -----------       ----------

Income (loss)
  from
  operations         (97,400)       3,833,300        2,235,300        2,367,900                -        8,339,100
Interest         (10,534,600)      (7,123,400)      (1,841,200)      (3,159,200)     $11,029,200      (11,629,200)
expense
Other income
  (expense)       11,050,600           23,500         (202,800)          32,500      (11,029,200)        (125,400)
                 -----------      -----------      -----------      -----------      -----------       ----------
Income (loss)
    before
    income           418,600       (3,266,600)         191,300         (758,800)               -       (3,415,500)
    taxes
Provision
    (benefit)
    for income        49,100       (1,251,000)         857,900         (200,000)         300,000         (244,000)
                 -----------      -----------      -----------      -----------      -----------       ----------
Net income (loss)    369,500       (2,015,600)        (666,600)        (558,800)        (300,000)      (3,171,500)

Preferred
stock dividend      (858,900)               -                -                -                -         (858,900)
                 -----------      -----------      -----------      -----------      -----------       ----------
Income (loss)
    applicable
    to common
     shareholders $ (489,400)     $(2,015,600)     $    (666,600)     $(558,800)     $  (300,000)    $ (4,030,400)
                 ==============   ============     ==============     ==========     =============   ==============



      Condensed Consolidating Statement of Cash Flows for the Nine Months
                           Ended September 30, 1998


                    Stellex         Stellex                           Monitor       Adjustments &      Stellex
                 (Parent Only)     Microwave        KII Holdings     Aerospace      Eliminations    Consolidated
                 -------------     ---------        ------------     ---------      ------------    ------------

Net income
  (loss)         $   369,500     $ (2,015,600)      $ (666,600)      $(558,800)     $   (300,000)    $(3,171,500)

Depreciation
  and                      -       6,231,700         1,364,200       4,090,600                 -      11,486,500
  amortization
Deferred taxes             -      (1,219,400)        2,474,400         (52,700)                -       1,202,300
  and other

Change in
  operating
  assets and
  liabilities         358,000     (6,023,700)         (222,500)     (1,435,200)           300,000     (7,223,400)
                -------------   ------------      ------------     -----------      -------------    -----------



Net cash
  provided by
  (used in)
  operations          727,500     (3,427,000)        2,949,500       2,043,900                -        2,293,900
                -------------   ------------      ------------     -----------      -------------    -----------

Fixed asset                -      (1,014,000)       (1,794,400)       (351,300)                       (3,159,700)
  additions

Cash used in      (91,836,000)      (443,400)                -         (25,500)     $  1,471,900     (90,833,000)
  acquisitions

Proceeds from
  sale of
  fixed assets             -               -            24,500               -                 -          24,500
                -------------   ------------      ------------     -----------      -------------    -----------

Cash used in
  investing
  activities      (91,836,000)    (1,457,400)       (1,769,900)       (376,800)        1,471,900     (93,968,200)

Net borrowings
  under term       89,100,000              -                 -               -                 -      89,100,000
  loans

Net borrowing
  under            3,229,200               -                 -               -         2,770,800       6,000,000
  revolver
Intercompany
  loans
  (repayments)     1,922,600       4,310,200        (1,743,000)     (1,719,000)       (2,770,800)              -
Other             (4,100,200)        (81,000)          (98,200)       (178,000)          (64,900)     (4,522,300)
                ------------    ------------      ------------     -----------      ------------     -----------

Cash provided
by (used in)
financing
activities        90,151,600       4,229,200        (1,841,200)     (1,897,000)          (64,900)     90,577,700
                ------------    ------------      ------------     -----------      ------------     -----------

Net decrease
  in cash       $  (956,900)    $   (655,200)     $  (661,600)     $ (229,900)      $  1,407,000(1)  $(1,096,600)
                ============    ==============     ===========    ==============    ============     ===========


(1)  $1,407,000 relates to cash on hand at Monitor at acquisition


Note: Monitor's results are for the four months ended September 30, 1998.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Coincident with the Monitor Acquisition, Stellex Industries formed a new subsidiary, SA Holdings, to better organize the Company's machining-related activities. SA Holdings consists of Monitor, a wholly owned subsidiary, and KII Holdings, an 80%-owned subsidiary. The following tables segregate the operating data of the Company into its two operating segments, Stellex Microwave and SA Holdings, for the three months ended September 30, 1998. Comparative figures for the three months ended September 30, 1997 are of KII Holdings.

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997.

                                              Stellex Aerospace             Stellex Microwave
                                                  Holdings
                                       -------------------------------------------------------
                                               1998               1997             1998
                                               ----               ----             ----

Net sales                                      100.0%             100.0%           100.0%
Cost of sales                                   76.9               75.9             63.8
                                                -----             -----            -----
Gross margin                                    23.1               24.1             36.2
Selling, general and administrative             10.3               17.7             12.9
Research and development                         0.0                0.0              6.6
Amortization of intangible assets                2.8                0.0              3.6
                                                -----             -----            -----
Operating income                                10.0                6.4             13.1
Other expense (income):
   Interest expense                              9.1                5.1             13.5
   Other                                         0.2                0.2              0.0
                                                -----             -----            -----
Income (loss) income before income
taxes                                            0.7                1.1             (0.4)
Provision (benefit) provision for
income taxes                                     1.4                3.2             (0.1)
                                                -----             -----            -----
Net (loss)                                      (0.7)%             (2.1)%           (0.3)%
                                                 ===                ===              ===

Net sales

Net sales for Stellex for the quarter ended September 30, 1998 were $49.8 million, which was 459.7% greater than the third quarter of 1997. The significant increase in net sales came primarily as a result of the acquisitions of Stellex Microwave ($17.9 million) and Monitor ($23.0 million). Net sales for SA Holdings, exclusive of Monitor, were $8.9 million, which were consistent with the third quarter of 1997, but were lower than anticipated due to customer controlled delays on the X-33 Space Plane and the Space Shuttle program deliveries. Management anticipates that these units will ship in the fourth quarter.

Gross margins

Gross margin for Stellex for the quarter ended September 30, 1998 was 27.8%, which increased from 24.1% in the previous year. KII Holding's gross margin for 1997 was impacted by a $624,000 charge representing the amortization of a non-recurring purchase accounting adjustment which stepped up the value of inventory in order to account for net profit in inventory on the date of the purchase. In excluding this non-recurring adjustment KII Holdings would have had a recasted gross margin of 31.1% for the quarter ended September 30, 1997 compared to 29.9% for the quarter ended September 30, 1998. The decrease in the recasted gross margin of 1.2% at KII Holdings was due to start up costs on new jobs and a slightly unfavorable product mix. The overall increase in gross margin between periods resulted primarily from the acquisitions of Monitor and Microwave, which achieved gross margins 20.5% and 36.2% respectively for the quarter ended September 30, 1998. Monitor's gross margin for the three month period ended September 30, 1998 was also impacted by non-recurring charges associated with the amortization of the step up in value of its inventory as a result of purchase accounting, totaling $800,000 for the quarter. Gross margin at Microwave benefited from improved productivity, lower manufacturing costs and improved profitability on the completion of certain programs.

Selling, general and administrative

Selling, general and administrative expenses for Stellex for the third quarter of 1998 were $5.7 million, which was 261.4% greater than the third quarter of 1997. This increase resulted primarily from the acquisitions of Stellex Microwave, which incurred $2.3 million of expense, and Monitor, which incurred $1.3 million of expense during the period. Selling, general and administrative expenses for KII Holding for the period totaled $2.0 million, which represented an increase in expense of $900,000 over the third quarter of 1997 after excluding a non-recurring charge totaling $450,000 for investment banking and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate of Stellex, as a result if the Kleinert Acquisition. This increase was due primarily to incremental non-cash charges of $775,000 relating to the valuation of management ownership puts plus an increase in compensation expense resulting from additional managerial hires and computer upgrade consulting costs at Bandy.

Amortization of intangibles

Amortization of intangible expense for Stellex was $1.5 million which represents amortization of various intangible assets such as value of workforce in place, tradename, customer lists and goodwill for the three months ended September 30, 1998 resulting from the application of purchase accounting to Stellex Microwave and Monitor in conjunction with their acquisitions.

The purchase price of Monitor will be allocated based on the relative fair values of the acquired assets and liabilities as of the closing date, based on valuations and other studies which are near finalization. However, the Company's management believes that the effects of the final allocation will not differ materially from those set forth herein.

Interest expense

Interest expense for Stellex was $5.1 million, which was $4.7 million greater than interest expense in the third quarter of 1997. The significant increase in interest expense was due to the refinancings that occurred in conjunction with the Stellex Microwave and Monitor acquisitions.

Earnings before interest, taxes, depreciation, amortization and non-cash charges less interest income ("EBITDA")

EBITDA for Stellex for the third quarter ended September 30, 1998 totaled $10.9 million compared to $2.0 million during 1997. EBITDA for 1998 included adjustments for non-cash charges made for changes in the value of management put rights in KII Holdings totaling $775,000, and non-cash, non-recurring charges relating to the Monitor acquisition totaling $800,000. The increase in EBITDA over the prior year was a direct result of the acquisitions of Stellex Microwave and Monitor. EBITDA is provided because it is a measure commonly used in the defense and aerospace industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's performance, or cash flow from operations as a measure of a company's liquidity. EBITDA as presented may be calculated differently and, therefore may not be comparable to similarly titled measures reported by other companies.

Pro forma results for the three and nine months ended September 30, 1997 and 1998

The unaudited pro forma consolidated results for the three and nine-month periods ended September 30, 1997 and 1998 give effect to the acquisition of Stellex Microwave and Monitor ("Acquisitions") which were acquired on October 31, 1997 and May 29, 1998 respectively. For purposes of the pro forma results of operations, the Acquisitions are reflected as of January 1, 1997. Furthermore, the pro forma results of operations below include certain pro forma adjustments to the predecessor operations of Stellex Aerospace for the six month period ended June 30, 1997. The pro forma consolidated statements of operations exclude non-recurring charges directly related to the Acquisitions, including (i) investment banking and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate, and (ii) increases in cost of sales arising from write-up of inventories at the date of consummation of the Acquisitions to fair market value.

The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Acquisitions had actually taken place on the date indicated, and may not be indicative of the results of operations which may be obtainable in the future.



(in thousands)                                    Three Months Ended                         Nine Months Ended
                                                     September 30,                             September 30,
                                            1998                    1997                  1998               1997
                                            ----                    ----                  ----               ----
Net Sales                                $  49,756                $ 49,897             $ 154,191           $ 145,534
Cost of Sales                               35,108                  38,036               113,438             110,848
                                         ---------                --------             ---------           ---------
Gross Profit                                14,648                  11,861                40,753              34,686
Research and development                     1,176                     500                 3,325               1,600
Selling, general, and administrative         5,676                   4,512                16,485              14,079
Amortization of intangibles                  1,525                   1,369                 4,089               3,739
                                         ---------                --------             ---------           ---------
Operating Income                             6,271                   5,480                16,854              15,268
Interest expense                             5,148                   4,870                15,520              15,637
Other                                           50                      20                   169                 (69)
                                         ---------                --------             ---------           ---------
Income (loss) before taxes                   1,073                     590                 1,165                (300)
Provisions for taxes                           739                     236                   776                (121)
                                         ---------                --------             ---------           ---------
Net Income (loss)                        $     334                $    354             $     389           $    (179)
                                         =========                ========             =========           =========

EBITDA                                   $  10,890                $  8,879             $  30,194           $  27,497
                                         =========                ========             =========           =========

Net sales

Net sales for Stellex Industries were $49.8 million and $154.2 million for the three and nine months ended September 30, 1998, respectively. Net sales at Stellex Aerospace were $8.9 million, consistent with the third quarter of 1997, while sales for the nine months ended September 30,1998 were $27.0 million, a 16.5% increase over 1997. Year to date, net sales grew at Stellex Aerospace as a result of the strong demand in the commercial aviation market for new aircraft production, increases in manufacturing requirements for military aircraft and increased deliveries of turbo-machinery components. Sales were constant in the third quarter due to customer controlled delays on the X-33 Space Plane and the Space Shuttle.

Stellex Microwave's net sales for the three and nine months ended September 30, 1998 were $17.9 million and $58.2 million, representing decreases of 15.3% and 14.3%, respectively, from net sales levels during the comparable periods in 1997. These decreases were due primarily to 1997 shipments of delinquent orders arising from production planning problems associated with the poor implementation of a new production planning software system in 1996 and lower 1998 shipments of receivers due to the completion of certain non-recurring orders in 1997. During July, Stellex Microwave effected a reorganization its operations in response to the negative trend experienced in microwave device orders over the past several months, which resulted in a reduction of workforce of approximately 12%. The lower third quarter shipments were primarily on the devices product line. For the tactical subsystems business a reduction in shipments of AMRAAM subsystems during 1998, based on 1997 end of contract shipments under certain contracted lots, was more than offset by increased shipments on the Standard Missile and MFE programs.

Shipments at Monitor Aerospace were $23.0 million and $69.0 million for the three and nine months ended September 30, 1998, representing increases of 15.8% and 26.6%, respectively, from net sales levels during the comparable periods in 1997. These increases were due to the stronger commercial aircraft market and price increases partially offset by lower service sales due to weakness in Asian markets.

Gross margin

Gross margin for Stellex Industries was 29.4% and 26.4% for the three and nine months ended September 30, 1998, respectively, compared to gross margin of 23.8% and 23.8% for the comparable periods in 1997. Gross margin at Stellex Aerospace was 29.9% and 30.4% for the three and nine months ended September 30, 1998, respectively, compared to gross margin of 31.1% and 30.4% for the comparable periods in 1997. Gross margin decreased at Stellex Aerospace during the third quarter of 1998 due to start up costs on new jobs and a slightly unfavorable product mix. For the nine month periods gross margin at Stellex Aerospace remained constant.

Gross margin for Stellex Microwave was 36.1% and 29.4% for the three and nine months ended September 30, 1998, respectively, compared to gross margin of 24.9% and 24.3% for the comparable periods in 1997. Gross margin improvement at Stellex Microwave resulted from improved productivity, lower manufacturing costs and improved profitability on the completion of certain programs.

Gross margin for Monitor Aerospace was 24.0% and 22.4% for the three and nine months ended September 30, 1998, respectively, compared to gross margin of 19.2% and 20.5% for the comparable periods in 1997. Gross margin at Monitor Aerospace increased as a result of increased volume, price increases and improved operating efficiencies.

Research and development

Research and development costs have increased by $676,000 and $1.7 million for the three and nine months ended September 30, 1998, respectively, compared to comparable periods in 1997 due principally to the expansion of engineering capabilities at Stellex Microwave in order to address new product introductions and cost reductions in manufacturing and packaging operations.

Selling, general and administrative expenses

Selling, general and administrative expenses for the consolidated group increased $1.2 million and $2.4 million to 11.4% and 10.7% of net sales for the three and nine months ended September 30, 1998, respectively. These increases were due primarily to incremental non-cash charges of $0.8 million and $2.3 million, respectively, relating to the valuation of management ownership puts in Stellex Aerospace.

EBITDA before interest, taxes, depreciation and amortization and non-cash charges less interest income ("EBITDA")

Earnings before interest, income taxes, depreciation, amortization and non-cash charges less interest income ("EBITDA") totaled $10.9 million and $30.2 million for the three and nine months ended September 30, 1998, respectively, which was 22.6% and 9.8% better than comparable prior year periods. The increase in EBITDA came primarily as a result of improved gross margin. EBITDA is provided because it is a measure commonly used in the defense and aerospace industry to analyze companies on the basis of operating performance, leverage and liquidity and is presented to enhance the understanding of operating results. However, EBITDA should not be construed as an alternative to net income as an indicator of a company's performance, or cash flow from operations as a measure of a company's liquidity. EBITDA as presented may be calculated differently and, therefore may not be comparable to similarly titled measures reported by other companies.

 Liquidity and capital resources

Stellex generated cash flows from operations for the nine months ended September 30, 1998, in the amount of $2.3 million, compared to cash generated in the amount of $337,400 for the comparable period in 1997. This increase in cash flows resulted primarily from the acquisitions of Stellex Microwave and Monitor. As a result of the Monitor acquisition, non-recurring investment fees relating to the transaction totaling $1.0 million were paid to Mentmore Holdings Corporation, an affiliate, which negatively impacted net income for the nine month period ended, September 30, 1998.

Stellex was a net user of cash flows from investing activities for the nine months ended September 30, 1998, totaling $94.0 million compared to $16.2 million for the comparable period in 1997. Cash flows for the nine months ended September 30, 1998 relates to the acquisition of Monitor in addition to maintenance capital expenditures. Cash flows for the nine months ended September 30, 1997 were primarily as a result of the acquisition of Kleinert.

Cash provided by financing activities for the nine months ended September 30, 1998 primarily consisted of approximately $96.0 million in borrowings to finance the acquisition of Monitor. During the nine months ended September 30, 1997, cash provided by financing activities of $16.2 million primarily resulted from the financing of the Kleinert Acquisition.

Stellex's liquidity demands for the near term will consist of normal levels of capital expenditure requirements sufficient to accommodate growth in backlog, working capital needs and debt service funding. Stellex is midway through the process of upgrading machining equipment at Monitor with the latest in CNC technology in order to improve manufacturing efficiencies. Capital expenditures anticipated in the fourth quarter should approximate $2.2 million. Looking ahead to 1999, the Company anticipates capital expenditures of approximately $7.0 million in order to complete the Monitor equipment upgrade discussed above and provide for adequate levels of corporate wide maintenance and refurbishment spend.

The Company's debt service requirements for the last quarter of the year will include principal reduction payments totaling $900,000 under the term loan facilities and cash interest payments totaling approximately $7.1 million. Debt service requirements for 1999 will total $5.4 million of principal repayments, including the satisfaction of the seller note totaling $1.8 million resulting from the Kleinert Acquisition, coupled with approximately $17.5 million of cash interest expense.

Management believes that current levels of operating cash flow and availability under its revolving credit facility will provide adequate liquidity to Stellex to satisfy its near term liquidity demands.

The Year 2000 Issue

The Year 2000 problem concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. Each of the Company's operating subsidiaries face unique issues in their identification and resolution of problems related to the Year 2000. As a result the following overview of the impact of the Year 2000 on the Company's operations is segmented by operating subsidiary.

State of readiness: In November 1997, the company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance before the end of 1998.This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems, such as those with embedded chips and factory floor systems. Each operating company has responsibility for its own conversion with teams in place at each operating unit reporting to and monitored by senior management. At the present time management of KII Holdings and Monitor Aerospace have completed Year 2000 compliant upgrades to their internal IT systems. Each company is in the process of completing its assessment of the impact of Year 2000 on its non-IT systems, products and significant vendors and customers. The initial assessment indicates that the Year 2000 should not significantly affect these areas. A year 2000 compliant upgrade to the IT systems of Stellex Microwave is scheduled to be completed by the first half of 1999. Stellex Microwave has initiated an assessment of the effect of the Year 2000 on its non-IT systems, vendors and customers and believes that assessment will be complete in the first quarter of 1999.

Costs to address Year 2000 issues: To date costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. To date costs are estimated to be at $500,000, with estimated costs to completion of $600,000 not expected to have a material impact on the Company's future financial results.

Risks associated with Year 2000 issue: The company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Year 2000-ready by the end of 1999. The company continues to assess its risk exposure attributable to external factors, suppliers and customers. With respect to outside parties, those parties, who have been contacted, have indicated that their hardware, software and related non-IT systems are currently or will be Year 2000 complaint within the 1999 calendar year. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations. Such disruptions could result in delays in the delivery or sale of products. Contingency plans for suppliers, customers and mission critical systems impacted by Year 2000 issues are currently under development and are expected to be completed in the first quarter of 1999.









Recent accounting standards

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three and nine-month periods ended September 30, 1998.

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

                                                Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of November 16, 1998.

                                STELLEX INDUSTRIES, INC
                                By:   /s/ William L. Remley
                                    ----------------------------------------
                                    William L. Remley,
                                    President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

           Signature                                     Title                                 Date
           ---------                                     -----                                 ----
/s/    Richard L. Kramer                  Chairman of the Board of Directors and             November 16, 1998
------------------------                  Director of Stellex Industries, Inc.
       Richard L. Kramer

/s/    William L. Remley                  Vice Chairman, President, Chief Executive          November 16, 1998
------------------------                  Officer, Treasurer and Director of Stellex
       William L. Remley                  Industries, Inc.


/s/    P. Roger Byer                      Chief Financial Officer of Stellex                 November 16, 1998
------------------------                  Industries, Inc. (principal financial and
       P. Roger Byer                      accounting officer)

