Form 10-K405/A
period 1997-12-31
STELLEX INDUSTRIES INC
filed 1999-02-03
CIK 94026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

    (MARK ONE)
              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                        COMMISSION FILE NUMBER: 333-41939

                            STELLEX INDUSTRIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           Delaware                                             13-3971931
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


                            1430 BROADWAY, 13TH FLOOR
                            NEW YORK, NEW YORK 10018
                                 (212) 391-1392
               (ADDRESS, INCLUDING ZIP CODE AND TELEPHONE NUMBER,
        INCLUDING AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)
                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      None.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None.



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /x/

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

          As of December 1, 1998, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See
Part II, Item 5 of this Report.

EXPLANATORY NOTE:

The annual report on Form 10-K filed by Stellex Industries, Inc. on March 31, 1998 is being amended for the sole purpose of filing the annual consolidated financial statements of KII Holding Corp., a majority owned subsidiary, for the period ended December 31, 1997.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------


To the Board of Directors and Shareholder of KII Holding Corp. and Subsidiaries


We have audited the accompanying consolidated balance sheets of KII Holding Corp. and Subsidiaries (formerly Kleinert Industries, Inc. and Subsidiaries), a majority-owned subsidiary of Stellex Industries, Inc., as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholder's equity, and cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KII Holding Corp. and Subsidiaries (formerly Kleinert Industries, Inc. and Subsidiaries) as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor) in conformity with generally accepted accounting principles.



/s/ PricewaterhouseCoopers

Los Angeles, California
March 6, 1998

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                ------------------------------------
                                                                                       1997                1996
                                                                                   (SUCCESSOR)         (PREDECESSOR)
                                      ASSETS:
Current assets:
   Cash and cash equivalents                                                       $ 1,152,200         $   406,000
   Trade accounts receivable, less allowance for doubtful accounts                   5,446,700           3,876,000
       ($91,600 and $112,300 in 1997 and 1996, respectively)
   Inventories                                                                      12,817,100          11,547,700
   Due from Parent                                                                           -              55,600
   Prepaid and other assets                                                            262,300             225,700
   Income taxes receivable                                                             654,400                   -
   Deferred income taxes                                                               531,800             486,000
                                                                                   -----------         -----------
                  Total current assets                                              20,864,500          16,597,000
Property, plant and equipment, net                                                  14,458,900          11,165,400
Goodwill, net of accumulated amortization of $262,700 in 1996                                -             986,100
Deferred financing costs, net of accumulated amortization of $16,800 in 1997           983,200                   -
Other assets                                                                         1,059,100             865,900
                                                                                   -----------         -----------
                  Total assets                                                     $37,365,700         $29,614,400
                                                                                   ===========         ===========
                       LIABILITIES AND SHAREHOLDER'S EQUITY:
Current liabilities:
   Bank line of credit                                                                       -         $ 4,300,000
   Accounts payable                                                                $ 1,638,400           1,525,000
   Accrued liabilities                                                               2,148,500           1,261,400
   Customer deposits                                                                   116,700             177,900
   Preferred dividend payable                                                           42,300                   -
   Income taxes payable                                                                      -              39,600
   Notes payable, current                                                               62,800           1,558,000
   Obligations under capital leases, current                                            76,900                   -
                                                                                   -----------         -----------
                  Total current liabilities                                          4,085,600           8,861,900
Notes payable, less current portion                                                 25,254,200           4,123,900
Obligations under capital leases, less current portion                                 370,600                   -
Unfunded pension benefits                                                              298,300             307,800
Deferred compensation liability                                                      1,405,700           1,291,900
Deferred income taxes                                                                1,693,400             851,300
                                                                                   -----------         -----------
                  Total liabilities                                                 33,107,800          15,436,800
                                                                                   -----------         -----------
Equity Put Rights on common stock                                                    1,078,100                   -
Commitments and contingencies                                                                -                   -
Shareholder's equity:
   Common stock, $1,000 par value; 1,000,000 shares authorized,
       10,000 shares issued and outstanding (predecessor)                                    -          10,000,000
   Common stock, no par value; 20,000 shares authorized,                             3,131,900                   -
       10,000 shares issued and outstanding (successor)
   Series A Preferred Stock, $10,000 stated value; 400 shares                          840,000                   -
       Authorized, 84 shares issued and outstanding (successor)
   Series B Preferred Stock, $10,000 stated value; 75 shares                                 -                   -
       Authorized, none issued and outstanding (successor)
   Undesignated Preferred Stock, $10,000 stated value; 25 shares                                                 -
       Authorized, none issued and outstanding (successor)                                   -
   Additional paid-in capital (predecessor)                                                  -           1,952,700
   (Accumulated deficit) retained earnings                                            (792,100)          2,224,900
                                                                                   -----------         -----------
                  Total shareholder's equity                                         3,179,800          14,177,600
                                                                                   -----------         -----------
                  Total liabilities and shareholder's equity                       $37,365,700         $29,614,400
                                                                                   ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          FOR THE SIX                           FOR THE YEAR         FOR THE YEAR
                                                         MONTHS ENDED       FOR THE SIX             ENDED               ENDED
                                                         DECEMBER 31,      MONTHS ENDED         DECEMBER 31,         DECEMBER 31,
                                                             1997          JUNE 30, 1997            1996                 1995
                                                             ----          -------------            ----                 ----
                                                          (SUCCESSOR)      (PREDECESSOR)        (PREDECESSOR)       (PREDECESSOR)
Sales                                                      $17,576,800      $14,296,000          $24,306,900         $21,049,100
Cost of sales                                               13,644,100       10,139,600           17,366,800          15,083,500
                                                           -----------      -----------          -----------         -----------
Gross profit                                                 3,932,700        4,156,400            6,940,100           5,965,600
                                                           -----------      -----------          -----------         -----------
Operating expenses:
Selling and marketing                                          532,500          429,800              836,300             744,300
General and administrative                                   2,544,100        1,353,300            2,792,900           2,554,200
Amortization of non-compete covenants, goodwill,
deferred financing costs and organization costs                 70,200           15,600               31,200             282,200
                                                           -----------      -----------          -----------         -----------

Total operating costs                                        3,146,800        1,798,700            3,660,400           3,580,700
                                                           -----------      -----------          -----------         -----------

Income from operations                                         785,900        2,357,700            3,279,700           2,384,900
                                                           -----------      -----------          -----------         -----------

Other (income) expense:
         Interest income                                        (6,200)          (4,500)             (11,600)             (5,500)
         Interest expense                                    1,070,700          375,700              855,800           1,034,400
         Other                                                  24,000          102,900               58,100              44,100
                                                           -----------      -----------          -----------         -----------

Total other expense, net                                     1,088,500          474,100              902,300           1,073,000
                                                           -----------      -----------          -----------         -----------

(Loss) income before benefit (provision) for
income taxes and extraordinary loss                           (302,600)       1,883,600            2,377,400           1,311,900

Provision (benefit) for income taxes                            (1,100)         753,400              944,900             524,800
                                                           -----------      -----------          -----------         -----------

(Loss) income before extraordinary loss                       (301,500)       1,130,200            1,432,500             787,100

Extraordinary loss on early extinguishment of
debt (net of income tax benefit of $298,900)                  (448,300)               -                    -                   -
                                                           -----------      -----------          -----------         -----------
                           Net (loss) income              ($   749,800)     $ 1,130,200          $ 1,432,500         $   787,100
                                                           ==========       ===========          ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   ----------

                                             Preferred "A"     Preferred "B"     Undesignated
                        Common Stock            Stock              Stock       Preferred Stock   Additional
                      ----------------     ----------------   --------------   ----------------    Paid-In    Retained
Predecessor:         Shares    Amount      Shares   Amount    Shares  Amount   Shares  Amount      Capital    Earnings      Total
------------         ------    ------      ------   ------    ------  ------   ------  ------      -------    --------      -----

Balance,
December 31, 1994    10,000  $10,000,000      -     $   -       -      $  -       -    $  -      $1,952,700  $   5,300  $11,958,000

Net income                -            -      -         -       -         -       -       -               -    787,100      787,100
                     ------  -----------   ----     -----      --      ----      --    ----      ----------   --------  -----------

Balance,
December 31, 1995    10,000   10,000,000      -         -       -         -       -       -       1,952,700    792,400   12,745,100

Net income               -             -      -         -       -         -       -       -               -  1,432,500    1,432,500
                     ------  -----------   ----     -----      --      ----      --    ----      ----------  ---------  -----------

Balance,
December 31, 1996    10,000   10,000,000      -         -       -         -       -       -       1,952,700  2,224,900   14,177,600

Net income for
the six
months ended
June 30, 1997             -            -      -         -       -         -       -       -               -  1,130,200    1,130,200
                     ------  -----------   ----     -----      --      ----      --    ----      ----------  ---------  -----------


Balance,
June 30, 1997        10,000  $10,000,000      -     $   -       -      $  -       -    $  -      $1,952,700 $3,355,100  $15,307,800
                     ======  ===========   ====     =====      ==      ====      ==    ====      ========== ==========  ===========

Successor:
----------
Issuance of
common stock         10,000  $ 3,910,000      -     $   -       -      $  -       -    $  -      $        - $        -  $ 3,910,000

Equity put
rights on
common stock         (1,990)    (778,100)     -         -       -         -       -       -               -          -     (778,100)

Issuance of
cumulative,
non-voting
Preferred "A"
Stock                     -            -     84   840,000       -         -       -       -               -          -      840,000

Dividends on
Preferred "A"
Stock ($503.57
per share)                -            -      -         -       -         -       -       -               -    (42,300)     (42,300)

Net loss for
the six
months ended
December 31, 1997         -            -      -         -       -         -       -       -               -   (749,800)    (749,800)
                     ------  -----------   ----     -----      --      ----      --    ----      ----------  ---------  -----------

Balance,
December 31, 1997     8,010  $ 3,131,900  84.00  $840,000       -      $  -       -    $  -      $        -  ($792,100) $ 3,179,800
                     ======  ===========  =====  ========      ==      ====      ==    ====      ==========  =========  ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE SIX        FOR THE          FOR THE          FOR THE
                                                                  MONTHS ENDED       SIX MONTHS      YEAR ENDED        YEAR ENDED
                                                                  DECEMBER 31,         ENDED        DECEMBER 31,      DECEMBER 31,
                                                                      1997         JUNE 30, 1997        1996              1995
                                                                      ----         -------------        ----              ----
                                                                   (SUCCESSOR)     (PREDECESSOR)    (PREDECESSOR)    (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    ($749,800)      $1,130,200      $1,432,500         $787,100
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
         Depreciation                                                  813,500          862,600       1,660,200        1,668,100
         Amortization of intangibles                                    70,200           15,600          31,200          282,200
         Gain on sale of property                                         (900)          (4,000)         (2,200)         (10,600)
         Extraordinary loss on early extinguishment of debt            448,300               -               -                 -
         Deferred income taxes                                        (593,900)         125,100         254,100          165,800
         Compensation expense from put rights on common stock          300,000                -               -                -
         Changes in assets and liabilities:
                  Trade accounts receivable                           (592,500)        (978,200)       (388,600)        (299,000)
                  Inventories                                          896,400       (1,078,300)     (1,074,100)      (1,058,200)
                  Income taxes receivable                              221,200                -              -                -
                  Prepaid and other assets                            (124,500)        (105,300)       (219,600)          (8,400)
                  Due from Parent                                            -           (2,100)        (55,600)        (146,000)
                  Accounts payable                                    (445,600)         559,000         357,700          127,500
                  Accrued liabilities                                  973,600           18,000         530,400          329,400
                  Customer deposits                                    (58,100)          (3,100)        134,400            8,200
                  Income taxes payable                                       -          (60,100)         (3,400)          20,000
                                                                     ---------       ----------      ----------        ---------
Net cash provided by operating activities                            1,157,900          479,400       2,657,000        1,866,100
                                                                     ---------       ----------      ----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment (excluding capital       (1,232,700)        (868,500)     (1,052,500)        (656,700)
leasing)
Collections on notes receivable                                              -                -               -            1,600
Proceeds from sale of property, plant and equipment                          -           33,500           4,500           12,000
Net cash paid to seller for the acquisition of Kleinert            (14,799,300)               -               -                -
                                                                    ----------       ----------      ----------        ---------

Net cash used in investing activities                              (16,032,000)        (835,000)     (1,048,000)        (643,100)
                                                                    ----------          -------       ---------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on line of credit                                              -          300,000         735,000          765,000
Borrowings on notes payable                                            643,000                -               -                -
Repayment on notes payable                                             (29,500)         (28,400)     (2,141,600)      (2,196,900)
Proceeds from issuance of common and preferred stock                 4,750,000                -               -                -
Repayment of debt in connection with Kleinert Acquisition           (7,600,000)               -               -                -
Proceeds from borrowings in connection with Kleinert
Acquisition                                                         19,300,000                -               -                -
Acquisition-related costs                                           (1,353,500)               -               -                -
Repayment on capital lease obligations                                  (5,700)               -               -                -
                                                                    ----------       ----------      ----------        ---------
Net cash provided by (used in) financing activities                 15,704,300          271,600      (1,406,600)      (1,431,900)
                                                                    ---------- -        -------      ---------        ---------

Net increase (decrease) in cash and cash equivalents                   830,200          (84,000)        202,400         (208,900)

CASH AND CASH EQUIVALENTS, beginning of period                         322,000          406,000         203,600          412,500
                                                                    ----------       ----------      ----------        ---------

CASH AND CASH EQUIVALENTS, end of period                            $1,152,200       $  322,000      $  406,000        $ 203,600
                                                                    ==========       ==========      ==========        =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION AND NATURE OF BUSINESS:

         Predecessor
         -----------

         Kleinert Industries, Inc. (predecessor) ("Kleinert") was a wholly owned subsidiary of Kleinert Industrie Holding A.G., a Swiss company (the "Parent"), and was organized under the laws of the State of California on July 1, 1988, commencing operations on September 1, 1988, and which provided management services for its wholly owned subsidiaries - Paragon Precision Products ("PPP"), Bandy Machining International ("BMI"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and General Inspection Laboratories, Inc. ("GIL").

         PPP specializes in the manufacture of precision aerospace components. BMI manufactures precision hinges, door panels and hinged assemblies for both aerospace and industrial applications. SEAL specializes in materials analysis and problem solving for government and industry. GIL provides a complete array of non-destructive testing services for inspecting critical parts and manufactured components.

         Acquisition And Successor
         -------------------------

         On July 1, 1997, KII Holding Corp. (successor), a Delaware company ("KII Holding") incorporated on July 1, 1997, through a wholly owned subsidiary (KII Acquisition Corp., a Delaware corporation), acquired all of the issued and outstanding capital stock of Kleinert and Subsidiaries (predecessor company and currently known as Stellex Aerospace and Subsidiaries) from Kleinert Industrie Holding A.G. (the "Seller"). The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.65 million of mortgage indebtedness and the issuance to the Seller of a note for $1.75 million) has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values on the net assets acquired in connection with the acquisition. The acquisition was financed in part from new borrowings totaling $19.3 million and the issuance of common and preferred stock totaling $4.75 million. KII Holding is owned by Stellex Industries, Inc., a Delaware corporation, which owns approximately 80% of the issued and outstanding common stock of KII Holding, with Stellex Aerospace's management holding the remainder of its outstanding common stock. KII Holding is a holding company whose operations are conducted through its operating subsidiaries. References to the "Company" include both KII Holding and its predecessor, Kleinert.

         Pursuant to the Kleinert Stock Purchase Agreement, the Seller agreed to indemnify KII Acquisition Corp. for all liabilities and other losses arising from, among other things, any breach of the representations, warranties or covenants of the Seller or Kleinert contained in the Kleinert Stock Purchase Agreement. KII Acquisition Corp. has agreed to indemnify the Seller for all liabilities (including, without limitation, liabilities for taxes), and other losses arising from, among other things, the operation or conduct of Stellex Aerospace's business after the Closing Date and the breach of any representation, warranty or covenant of KII Acquisition Corp. contained in the Kleinert Stock Purchase Agreement. With certain limited exceptions (e.g., fraud), neither the Seller nor KII Acquisition Corp. is required to indemnify any other person unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds $100,000 (the "Basket Amount") and, in such event, the indemnifying party shall be responsible for all Indemnified Losses, including those

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         comprising the Basket Amount. In addition, the indemnification obligations of KII Acquisition Corp. and the Seller are generally limited to a maximum of $1,750,000.

         Pursuant to an agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), six senior members of Stellex Aerospace's management team (the "Buyers," and together with a member of management who received Stock Appreciation Rights ("SARs") as described below, the "Management Members") purchased 19.9% of the issued and outstanding shares of KII Holding for $778,090. As part of the closing of the sale, the six senior members were paid $1,460,300 as part of a management participation plan agreement with the prior owner who allowed them to purchase the 19.9%. In addition, Stellex Industries purchased KII Holding's remaining common stock for $3,131,910 and 84 shares of KII Holding's Series A Preferred Stock, having a stated value of $10,000 per share (the "Series A Preferred Stock"), for $840,000. Pursuant to the Stellex Aerospace Investor Agreement, the Buyers also agreed to purchase shares of KII Holding's Series B Preferred Stock with any other payments received by the Buyers under their respective management participation plan agreements with the Seller.

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

         The Stellex Aerospace Investor Agreement further provides that, subsequent to the closing of the Kleinert Acquisition, each Management Member, except for one who has a scheduled retirement, will enter into a five-year employment agreement with KII Holding or one of its subsidiaries.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles Of Consolidation
         ---------------------------

         The accompanying consolidated financial statements dated prior to the acquisition of Kleinert and Subsidiaries on July 1, 1997, include the accounts of Kleinert and its wholly owned subsidiaries (the "Predecessor"). Financial statements dated subsequent to the acquisition include the accounts of KII Holding (the "Successor") and its wholly owned subsidiaries, KII Acquisition Corp., Stellex Aerospace and Subsidiaries (PPP, BMI, SEAL and GIL). All significant intercompany transactions have been eliminated in consolidation.

         Use Of Estimates
         ----------------

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Cash And Cash Equivalents
         -------------------------

         Cash and cash equivalents include all highly liquid investment instruments purchased with a maturity of three months or less. The carrying amount approximates fair value because of the short maturity of these instruments.

         Inventories
         -----------

         Inventories are stated at the lower of cost (first-in, first-out) or market.

         Property, Plant And Equipment
         -----------------------------

         Property, plant and equipment are stated at the Company's allocated acquisition cost for assets acquired through purchase acquisitions and at cost for all new additions, and are being depreciated over the estimated useful lives of the assets, using the straight-line method of depreciation. Estimated useful lives for fixed assets are as follows:

         Building and improvements                            32 years
         Leasehold improvements                               Based on the lesser of the useful life of the
                                                              assets or the remaining life of the lease
         Machinery and equipment                              8-10 years
         Office furniture and fixtures                        8-10 years
         Office equipment and computers                       4-5 years
         Autos and trucks                                     4-5 years


                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Expenditures for maintenance and repairs are charged to expense as incurred. Major renewals or betterments, which substantially extend the useful life of the assets, are capitalized. Upon sale or disposition of assets, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

         Goodwill
         --------

         Goodwill relates to the excess of cost over the fair value of the net assets of businesses acquired by the Predecessor and were being amortized over a period of 40 years on a straight-line basis.

         Deferred Financing Costs
         ------------------------

         The costs related to the issuance of debt are capitalized and amortized on a straight-line basis over the lives of the related debt.

         Long-Lived Assets
         -----------------

         In fiscal year 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The adoption of SFAS No. 121 had no impact on the Company's financial position or on its results of operations.

         In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the Company evaluates the carrying value of its goodwill and property, plant and equipment on an ongoing basis and recognizes an impairment when the estimated future undiscounted cash flows from operations are less than the carrying value of the related long-lived assets.

         Fair Value Of Financial Instruments
         -----------------------------------

         SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires certain disclosures regarding the fair value of financial instruments. Cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and amounts due to and from affiliates are reflected in the consolidated financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value. The Company uses quoted market prices, when available, or discounted cash flows to calculate these fair values.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Income Taxes
         ------------

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which prescribes an asset and liability approach. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

         Equity Put Rights On Common Stock
         ---------------------------------

         Management of Stellex Aerospace owns 19.9% of the outstanding stock of KII Holding. The amount reported in the December 31, 1997 balance sheet of KII Holding as equity put rights on common stock reflects the redemption value of such shares based on certain redemption and put rights associated with the stock. Changes in the value of the equity put rights on common stock from the original amounts paid by the minority shareholders are recorded as an adjustment to compensation expense in the period.

         Revenue Recognition
         -------------------

         Sales and cost of the products sold are recorded at the time of shipment.

         Impact Of Recently Issued Accounting Standards
         ----------------------------------------------

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998. For the six months ended December 31, 1997 and June 30, 1997, and the year ended December 31, 1996, the Company had no Comprehensive Income components as defined in SFAS No. 130.

         Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year-end. Management believes that the adoption of this standard will not have any material impact on the Company's reporting of its segments.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-retirement Benefits," which standardizes the disclosure requirement for pensions and other post-retirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company for the year ended December 31, 1998.

3.       INVENTORIES:

         Inventories as of December 31, 1997 and 1996 consist of the following:


                                                   1997                   1996
                                                   ----                   ----
                                                (SUCCESSOR)          (PREDECESSOR)

                   Raw materials                $1,212,500             $1,151,500
                   Work-in-process               6,250,300              4,634,900
                   Finished goods                5,354,300              5,761,300
                                               -----------            -----------
                            Total              $12,817,100            $11,547,700
                                               ===========            ===========



4.       PROPERTY, PLANT AND EQUIPMENT:

         Property, plant and equipment, including computers and software held under capital leases, as of December 31, 1997 and 1996 consists of the following:

                                                                              1997                   1996
                                                                              ----                   ----
                                                                          (SUCCESSOR)           (PREDECESSOR)

                     Land                                                  $1,000,000             $1,230,200
                     Building and improvements                              2,100,000              3,451,900
                     Leasehold improvements                                    94,900                209,700
                     Machinery and equipment                               10,894,500             20,556,200
                     Office furniture and fixtures                             56,400                574,300
                     Office equipment and computers                           322,900              1,344,000
                     Autos and trucks                                          46,500                130,500
                     Projects in progress                                     308,800                317,800
                     Office computers and software held under
                              capital leases                                  447,500                      -
                                                                           ----------             ----------
                                                                           15,271,500             27,814,600

                     Less, Accumulated depreciation, including
                     $15,700 of accumulated depreciation on
                     leased assets as of December 31, 1997                   (812,600)           (16,649,200)
                                                                           ----------             ----------

                                       Total                              $14,458,900            $11,165,400
                                                                          ===========            ===========

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       ACCRUED LIABILITIES:

         Accrued liabilities as of December 31, 1997 and 1996 consist of the following:

                                                                     1997               1996
                                                                     ----               ----
                                                                 (SUCCESSOR)        (PREDECESSOR)

                  Bonuses payable                                  $744,600             $510,400
                  Accrued workers' holiday and vacation
                       liability                                    489,300              430,800
                  Interest payable                                  430,500                2,900
                  Other                                             484,100              317,300
                                                                 ----------           ----------
                                                                 $2,148,500           $1,261,400
                                                                 ==========           ==========

6.       BANK LINE OF CREDIT:

         The Company had a $6,550,000 revolving line of credit with a California commercial bank. The bank had a first interest on substantially all assets of the Company, except land and buildings. The line of credit was scheduled for renewal on August 1, 1997. The line bore interest at either .25% over the bank's prime rate or 1.5% over the London Interbank Offered Rate ("LIBOR") or the Offshore Interbank Offered Rate ("IBOR"). At December 31, 1996, the effective interest rate was 7.165%. The credit agreement contained restrictive covenants on additional borrowings, capital expenditures, acquisitions and dividend payments and required that the Company meet certain specified financial ratios. As of December 31, 1996, the Company was in compliance with all of the covenants and financial ratios under its credit agreement. Amount outstanding under the facility at December 31, 1996 was $4,300,000. The carrying amount approximates fair value because of the short maturity of this instrument. The outstanding amount under the facility of $4,600,000 was paid on July 1, 1997 in connection with the Kleinert Acquisition. This credit facility was not renewed since all credit facilities are now maintained by Stellex Industries.

         Stellex Industries has a credit facility which provides for a $25 million revolving line of credit and a $25 million term line of credit. Borrowings are collateralized by all of the assets of Stellex Industries and are jointly and severally guaranteed by each of Stellex Industries' subsidiaries, including KII Holding. The credit facility requires Stellex Industries to maintain a minimum fixed charges coverage ratio and interest coverage ratio, as defined, minimum net worth of $5,500,000 and a maximum leverage ratio. The credit facility also restricts Stellex Industries' ability to incur additional indebtedness, pay dividends or other significant activities without approval of the lender. Stellex Industries was in compliance with the covenants at December 31, 1997. At December 31, 1997, Stellex Industries had $7,500,000 outstanding under the revolving line of credit in the form of base rate loans.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       LONG-TERM DEBT:

         The balance of notes payable as of December 31, 1997 and 1996 consists of the following:


                                                                                         1997                1996
                                                                                         ----                ----
                                                                                     (SUCCESSOR)        (PREDECESSOR)
                                                                                      ---------           ----------

         Note payable to Stellex Industries with interest at 9.5%, payable quarterly. Interest expense incurred was $342,700 for the period
         October 31, 1997 through December 31, 1997. The principal balance on this note is due on demand. Although the note payable to Stellex
         Industries is due on demand, Stellex Industries has advised the Company
         that it has no present intentions of calling the note during 1998.          $20,943,000                    -

         Note payable, first deed of trust on PPP land and building in Valencia,
         California, as collateral, with a net book value of $2,967,700, with interest at 7.875%; principal and interest payments of $22,264 are due
         monthly with the unpaid balance of $2,362,700 due December 1, 2001.           2,624,000           $2,681,900

         Uncollateralized note payable issued in connection with acquisition of
         BMI payable to Credit Suisse, which provides for interest at the borrower's preference of either the bank's base prime rate, payable monthly or 1.5% over LIBOR, payable the earlier of the maturity of the borrowings for LIBOR or quarterly; the Company exercised the later option. The principal balance of $3,000,000 was paid on July 1, 1997,
         pursuant to the terms of the acquisition.                                             -            3,000,000

         Note payable to the Parent of the Predecessor (Kleinert Industrie
         Holding, A.G.) in connection with the Kleinert Acquisition that bears interest at 8%, payable annually, the principal of which is due on July
         1, 1999. Interest expense incurred was $70,600 for the six months ended
         December 31, 1997. The note is guaranteed by Stellex Aerospace
         and each of its subsidiaries.                                                 1,750,000                    -

         Capital lease obligations due in aggregate monthly installments of
         $9,800 until August 4, 2000 and $8,300 thereafter, through November 10,
         2001, including interest ranging from 10% to 12% per annum.                     447,500                    -
                                                                                      ----------           ----------
         Total                                                                        25,764,500            5,681,900

         Less, Current portion                                                           139,700            1,558,000
                                                                                      ----------           ----------

         Long-term portion                                                           $25,624,800           $4,123,900
                                                                                     ===========           ==========


                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On October 31, 1997, Stellex Industries paid on behalf of the Company certain debt consisting of: $16,000,000 term note payable issued in connection with the acquisition of Kleinert and which was payable to Societe Generale and was to mature on June 30, 2004; a $2,500,000 promissory note also issued in connection with the acquisition and was payable to Trinity Investment Corp., a related party, and was to mature on June 30, 2005; and $1,230,000 of revolving credit borrowings under a credit facility. As a result, the Company recorded a loss comprised of unamortized debt issuance cost of $747,200 which has been reflected, net of income tax benefit, in the Company's consolidated statements of income as an extraordinary item.

         In return for paying off debt, the Company issued a note payable to Stellex Industries totaling $20,943,000 which included a $1,000,000 non-cash allocation of new deferred financing costs incurred by Stellex Industries and capitalized by the Company. Such costs, which were allocated to the Company, were incurred by Stellex Industries in connection with the registration and exchange of $100,000,000 aggregate principal amount of 9-1/2% Senior Subordinated Notes (the "Notes") due November 1, 2007. The Notes are guaranteed by the Company and are collateralized by the assets of the Company and other subsidiaries of Stellex Industries. The Notes contain certain restrictive covenants and, in the event that Stellex Industries was not in compliance with the terms of the Notes, the Notes would become due and payable immediately by Stellex Industries and its subsidiaries, including the Company. As a result, the note payable to Stellex Industries would also become due and payable immediately. Although the note payable to Stellex Industries is due on demand, Stellex Industries has advised the Company that it has no present intentions of calling the note during 1998.

         The fair value of the Company's long-term notes payable is based on either quoted market prices or current rates for similar issues for debt of the same remaining maturities. At December 31, 1997 and 1996, the fair value of the Company's long-term notes payable approximated carrying value based on their effective interest rates compared to current market rates.

         Maturities of long-term debt and capital leases as of December 31, 1997 are as follows:

                                                                        Long-Term Debt         Capital Leases
                                                                        --------------         --------------
                         1998                                                 $62,800               $121,100
                         1999                                               1,817,900                121,100
                         2000                                                  73,400                119,900
                         2001                                               2,419,900                110,900
                         2002                                                       -                100,200
                         Thereafter                                        20,943,000                      _
                                                                           ----------              ---------
                                  Total                                    25,317,000                573,200

                         Less, Amount representing interest                         -               (125,700)
                                                                          -----------               --------
                                                                          $25,317,000               $447,500
                                                                          ===========               ========

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.       INCOME TAXES:


         The provision (benefit) for income taxes consists of the following:


                                       FOR THE           FOR THE SIX           FOR THE              FOR THE
                                   SIX MONTHS ENDED      MONTHS ENDED         YEAR ENDED           YEAR ENDED
                                  DECEMBER 31, 1997     JUNE 30, 1997     DECEMBER 31, 1996    DECEMBER 31, 1995
                                  -----------------     -------------     -----------------    -----------------
                                     (SUCCESSOR)        (PREDECESSOR)       (PREDECESSOR)        (PREDECESSOR)
         CURRENT:
                  Federal                    $448,500           $492,300             $514,800             $281,400
                  State                       144,300            135,900              176,000               77,600
                                             --------           --------             --------             --------

                                              592,800            628,200              690,800              359,000
                                             --------           --------             --------             --------
         Deferred:
                  Federal                    (477,900)            85,100              202,700              121,300
                  State                      (116,000)            40,100               51,400               44,500
                                             --------           --------             --------             --------

                                             (593,900)           125,200              254,100              165,800
                                             --------           --------             --------             --------

                           Total              ($1,100)          $753,400             $944,900             $524,800
                                             ========           ========             ========             ========


        The difference between the actual tax provision and the amount obtained by applying the statutory federal income tax rate of 34% to the income before income taxes is primarily attributable to the effect of state income taxes (state tax rate of 9.3%), non-deductible expenses relating to goodwill and officers' life insurance, and change in value of the put rights on common stock.

        At December 31, 1997, the Company's alternative minimum tax credits for federal and state purposes are estimated to be $87,600 and $90,300, respectively, which are available to reduce income taxes on an indefinite carryforward basis.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        The net deferred tax assets and liabilities as of December 31, 1997 and 1996 consist of the following:

                                                                                    1997                 1996
                                                                                    ----                 ----
                                                                                 (SUCCESSOR)         (PREDECESSOR)
        Current deferred income taxes:
        Deferred tax assets:
                  Vacation accrual                                                 $211,900             186,500
                  Bonus accrual                                                     321,900             221,000
                  Other                                                              41,000             111,800
                                                                                   --------            --------
        Total current deferred tax assets                                           574,800             519,300

        Deferred tax liabilities:
        Federal tax benefit of net deferred state taxes                             (43,000)            (33,300)
                                                                                   --------            --------
        Net current deferred tax assets                                            $531,800            $486,000
                                                                                   ========            ========

        Non-current deferred income taxes:
        Deferred tax assets:
                  Unfunded pension benefits                                        $129,200             $133,600
                  Deferred compensation liability                                   608,700              567,600
                  Federal tax benefit of net deferred state taxes                   138,600               54,700
                  AMT credit carryforward                                           177,900              398,900
                                                                                -----------            ----------
         Total non-current deferred tax assets                                    1,054,400            1,154,800

         Deferred tax liabilities:
                  Property, plant and equipment                                  (2,747,800)          (2,006,100)
                                                                                -----------           ----------

         Net non-current deferred tax liabilities                               ($1,693,400)           ($851,300)
                                                                                ===========           ==========



         Deferred tax assets are expected to be realized against future taxable income and have not been reduced by valuation allowance.

9.       EMPLOYEE BENEFIT PLANS:

         Defined Contribution Plan

         The Company sponsors a defined contribution pension plan which covers substantially all employees. Company contributions are determined at 1.5% of the employees' gross compensation, plus an additional matching of 50% of the employees' voluntary contribution. The maximum Company contribution is limited to 3% of the employees' gross compensation. Total Company contributions were $133,800, $133,400, $223,300 and $200,500 for the six months ended December 31, 1997, the six months ended June 30, 1997 and the years ended December 31, 1996 and 1995, respectively.

         The Company also sponsors a defined benefit plan which covers four employees of a subsidiary of the Company. The balance of unfunded pension benefits represents the net present value of

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         estimated future payments based on actuarially determined life expectancies and an 7.75% discount rate. No assets have currently been provided for the plan.

         Deferred Compensation Agreements

         The Company has individual deferred compensation agreements with eight management employees. These agreements provide for monthly payments to be made to the individuals commencing upon their retirement and continuing for an agreed-upon term as set forth in the agreements, generally fifteen years. The amount of the payments is specified by each contract and is generally equal to forty percent of the employee's average compensation for the last five years of his employment as reduced by the amount of any company - provided benefits to which the employee is entitled from any other Company pension benefit plan. The agreements also contain other provisions entitling the employees to pre-retirement death benefits, disability benefits and survivor benefits.

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

         At December 31, 1997 and 1996, the deferred compensation liability was $1,405,700 and $1,291,900, respectively. The estimated liability was calculated based on actuarially determined estimates of compensation, mortality, retirement dates and other relevant factors pertaining to the participants and a discount rate of 7.75% per annum. The related expense for the six months ended December 31, 1997 and June 30, 1997, and for the years ended December 31, 1996 and 1995 was $56,900, $56,900, $209,500 and $71,800, respectively. The expense for 1996 included the non-recurring step-up of the liability for the implementation of two additional agreements effective January 1, 1996.

10.      LEASE COMMITMENTS:

         The Company leases office facilities and equipment under operating lease agreements which expire at various dates through 2004. The facility leases have renewal options. Certain leases provide for annual increases, at various dates, based upon percentage changes in the Consumer Price Index.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Minimum annual rentals on facility and equipment leases are as follows:


                                           Minimum Annual
                                               Rentals
                                               -------
        1998                                   $728,700
        1999                                    591,200
        2000                                    401,800
        2001                                     12,600
        2002                                     12,600
        Thereafter                               13,600
                                             ----------
               Total                         $1,760,500
                                             ==========

         Rent expense for the six months ended December 31, 1997 and June 30, 1997, and for the years ended December 31, 1996 and 1995 was $352,600, $349,700, $723,300 and $740,200, respectively, which includes $152,000,
         $150,000, $290,000 and $309,500, respectively, for facility rent paid to the former owner of BMI.


11.      CONCENTRATION OF CREDIT RISK:

         Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customer base principally includes the commercial aviation, aerospace and defense industries. The Company is directly affected by national and international economic conditions in the aerospace and defense industries. Management believes that such factors are mitigated by the longevity of the Company's relationships with its customers. For the six months ended December 31, 1997, the Company derived approximately 53% of its sales from ten (10) customers consisting of nineteen (19) separate operating divisions. In addition, as of December 31, 1997, two customers accounted for approximately 28% of the Company's trade accounts receivable balances.

         It is the policy of the Company to deposit its cash in federally insured financial institutions. From time to time, deposits exceed Federal Deposit Insurance Corporation limits.


12.      RELATED-PARTY TRANSACTIONS:

         Mentmore Holdings Corporation, an affiliate, provides management services to KII Holding and Subsidiaries pursuant to the Management Advisory Services agreement dated July 1, 1997. Mentmore provides the Company with general management, advisory, consulting, and other services with respect to the Company's business, including strategic planning, financial planning, accounting and financial reporting, consulting and general business development. Total fees incurred by the successor for services provided by Mentmore were $600,100 for the six months ended December 31, 1997, including $450,100 for a non-recurring charge for investment banking and financial advisory expenses.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.      EQUITY PUT RIGHTS ON COMMON STOCK:

         Pursuant to an agreement entered into in connection with the Kleinert Acquisition, certain members of Stellex Aerospace's management (the "Buyer(s)") purchased 19.9% of the common and preferred shares of KII Holding for $778,090.

         KII Holding has the right to redeem (the "Redemption Right") all, but not less than all, of any common stock held by the Buyers upon the occurrence of certain events, including the death, disability or termination of the Buyer, and for any reason after July 1, 2002. In addition, each Buyer has the right to cause KII Holding to purchase all, but not less than all, of any common stock held by him under similar conditions (the "Put Right"). The applicable purchase price to be received by a Buyer upon the exercise of a Redemption Right or Put Right is based upon a formula set forth in the Stellex Investor Agreement. In addition, KII Holding granted the Buyers the right to receive the net appreciation associated with an additional 10% of equity ownership in KII Holding. The value of these SARs is computed under the same formula used for the Redemption and Put Rights on the minority interests, and may be paid under similar conditions. The equity put rights on common stock are reported in the financial statements at the amount paid by management as adjusted for changes in value based on the underlying formulas for the equity put rights on common stock and SARs, with a corresponding charge to compensation expense. This resulted in an expense of $300,000 for the six months ended December 31, 1997.


14.     SHAREHOLDER'S EQUITY:

         The Company issued 84 shares of KII Holding's Series A Preferred Stock, having a stated value of $10,000, for total gross proceeds of $840,000. Each stockholder of preferred stock is entitled to one vote for each share of preferred stock outstanding. When declared by the Board of Directors, the preferred stockholders are entitled to receive cumulative dividends at a rate of 10% per annum. At December 31, 1997, dividends of $42,300 had been declared but not paid. The preferred stock is redeemable, in cash, in whole or in part, at any time (or from time to time) at the option of the Company, by resolution of the Board of Directors at $10,000 per share plus any accrued and unpaid dividends.

                       KII HOLDING CORP. AND SUBSIDIARIES
              (FORMERLY KLEINERT INDUSTRIES, INC. AND SUBSIDIARIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.      SUPPLEMENTAL CASH FLOWS INFORMATION:

                                                 FOR THE SIX       FOR THE SIX          FOR THE           FOR THE
                                                MONTHS ENDED       MONTHS ENDED       YEAR ENDED         YEAR ENDED
                                                DECEMBER 31,      JUNE 30, 1997      DECEMBER 31,       DECEMBER 31,
                                                    1997          -------------          1996               1995
                                                    ----                                 ----               ----
                                                 (SUCCESSOR)      (PREDECESSOR)      (PREDECESSOR)     (PREDECESSOR)
Cash paid during the year for:
         Interest                                 $658,600           $377,800          $863,900         $1,032,800
         Taxes                                     369,000            633,000           694,200            339,000

Non-cash financing and investing activities:
         Note issued to Seller in
         connection with the
         Kleinert Acquisition                   $1,750,000                  -                 -                  -
         Capital lease obligations
         Incurred                                  447,500                  -                 -                  -
         Dividends declared not
         paid on Preferred "A" Stock                42,300                  -                 -                  -
         Issuance of note to Parent
         in return for repayment of
         certain external debt,
         including a non-cash
         allocation of deferred
         financing cost totaling
         $1,000,000                             20,943,000                  -                 -                  -

Details of Kleinert Acquisition:
         Fair value of assets                  $35,541,200                  -                 -                  -
         Liabilities (1)                       (19,388,400)                 -                 -                  -
                                               -----------
         Cash paid, including
         acquisition-related costs             $16,152,800                  -                 -                  -
                                                ==========


         (1) Includes note to Seller of $1,750,000 and assumption of $2,653,500 mortgage note.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of February 3, 1999.

                                          STELLEX INDUSTRIES, INC..

                                          By:    /s/ William L. Remley
                                          ----------------------------
                                          William L. Remley
                                          President and Chief Executive Officer

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


                    SIGNATURE                                 TITLE                                 DATE
                    ---------                                 -----                                 ----

         /s/ Richard L. Kramer             Chairman of the Board of Directors and             February 3, 1999
         --------------------------------  Director of Stellex Industries, Inc.
         Richard L. Kramer

         /s/ William L. Remley             Vice Chairman, President, Chief Executive          February 3, 1999
         --------------------------------  Officer, Treasurer and Director of Stellex
         William L. Remley                 Industries, Inc.

         /s/ P. Roger Byer                 Chief Financial Officer of Stellex                 February 3, 1999
         --------------------------------  Industries, Inc.
         P. Roger Byer

