Form 10-K405
period 1998-12-31
STELLEX INDUSTRIES INC
filed 1999-04-01
CIK 94026

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

   [x]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                       -----------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                      none.

           Securities registered pursuant to Section 12(g) of the Act:

                                      none.

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

      As of March 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable. See Part II, Item 5 of this Report.

                                                        CROSS REFERENCE SHEET
                                                                 AND
                                                          TABLE OF CONTENTS

                                                                                                                     Page Number
                                                                                                                    or Reference:
                                                                                                                    -------------

                                                               PART I
ITEM 1.   Business................................................................................................       3

ITEM 2.   Properties..............................................................................................      19

ITEM 3.   Legal Proceedings.......................................................................................      20

ITEM 4.   Submission of Matters to a Vote of Security Holders.....................................................      20

                                                               PART II

ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters...................................      21

ITEM 6.   Selected Financial Data.................................................................................      22

ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...................      23

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk..............................................

ITEM 8.   Financial Statements and Supplementary Data.............................................................

ITEM 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................

                                                              PART III

ITEM 10.  Directors and Executive Officers of the Registrant......................................................

ITEM 11.  Executive Compensation..................................................................................

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..........................................

ITEM 13.  Certain Relationships and Related Transactions..........................................................

                                                               PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................

                                     PART I


     As used in this Report, unless the context otherwise requires, "Stellex" refers to Stellex Industries, Inc. (successor to Kleinert Industries, Inc. ("Kleinert")) and the "Company" refers to Stellex and its direct and indirect subsidiaries. Stellex is a holding company, all of whose operations are conducted through its operating subsidiaries. Stellex acquired the tactical subsystems and microwave devices businesses of Watkins-Johnson Company ("TSMD") (the "W-J Acquisition") on October 31, 1997 and acquired Monitor Aerospace Corporation ("Monitor") (the "Monitor Acquisition") on May 29, 1998. The W-J Acquisition, the Monitor Acquisition and the Kleinert Acquisition (as defined) (collectively the "Acquisitions"), the offering of Stellex's 9 1/2% Senior Subordinated Notes due 2007, which was consummated on October 31, 1997 (the "Offering"), and related financing transactions under the Credit Agreement (as defined) are hereafter collectively referred to as the "Transactions."

ITEM 1. BUSINESS

Overview

     The Company is a leading provider of highly engineered subsystems and components for the aerospace, defense and space industries. The Company operates in two segments: Aerostructures, which is conducted through its subsidiary Stellex Aerospace Holdings, Inc. ("SA Holdings"), and Electronics, which is conducted through its subsidiary Stellex Microwave Systems, Inc. ("Stellex Microwave"). Stellex Microwave is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. SA Holdings, through its two wholly-owned subsidiaries, Monitor Aerospace Corporation ("Monitor") and KII Holding Corp. ("KII Holding"), is a leading full-service supplier of a broad range of complex aerostructure components and subsystems for commercial, military and space applications. For the years ended December 31, 1998 and 1997, after giving pro forma effect to the Transactions, the Company would have had sales of $207.4 million and $198.8 million and net income (loss) of approximately $2.0 million and $(0.3) million, respectively. For the year ended December 31, 1998 and the six months ended December 31, 1997, the Company had actual sales of $169.3 million and $30.5 million and net loss of $0.9 million and $2.0 million, respectively. As of December 31, 1998 and 1997, the Company had $197.9 million and $92.6 million in purchase order backlog, respectively.

     On March 1, 1999, the Company acquired all of the outstanding common stock of Phoenix Microwave Corporation ("Phoenix"), a leading supplier of RF and microwave components, of Telford, Pennsylvania. Phoenix will operate together with Stellex Microwave Systems, Inc. in the RF/microwave component and sub-assembly market for commercial, wireless, military and space applications.

     Stellex has recently reached an agreement in principle to acquire the assets of Precision Machining, Inc. and certain affiliated entities for an aggregate purchase price of approximately $86.0 million. The acquisition is subject to the finalization of definitive documentation, the receipt of necessary governmental approvals and financing and certain other conditions. Stellex expects to finance the acquisition through borrowings under senior secured credit facilities and the issuance of $20 million of preferred stock. The closing of the acquisition is anticipated to occur in April of 1999. Precision Machining, located in Wellington, Kansas, is a leading manufacturer, with high speed machining capabilities, specializing in the complex machining of aerospace structures and components. Precision will join the existing Stellex Aerostructures segment and will complement their existing high speed machining capabilities and allow Stellex to better address the growing business jet market.

     The Company's objective is to provide extensive engineering, low cost manufacturing and systems integration to the consolidated base of original equipment manufacturers ("OEMs") within its industries. The Company believes that it is well positioned to benefit from certain trends in its markets, including increases in the production of high-priority platforms, airframes and spare parts, the use of sophisticated electronics, the consolidation of OEM suppliers, and the outsourcing of subsystems.

Stellex Microwave (Electronics Segment)

     Stellex Microwave is a worldwide leader in the design, manufacture and marketing of proprietary microwave electronic subsystems and multi-function microwave modules ("MFMs") for use in radar-guided munitions and platforms. As the largest independent supplier of microwave subsystems for tactical missiles, Stellex Microwave's products are critical to the onboard navigation, communications and target detection systems of many of the highest priority missile systems developed by the United States Department of Defense ("DoD"). The Company's proprietary products, low cost manufacturing and extensive engineering capabilities have enabled it to become the sole or primary source for the principal programs it supplies. These programs include the Advanced Medium Range Air-to-Air Missile ("AMRAAM"), the Patriot Missile, the Standard Missile, the Sparrow Missile, and the Longbow Hellfire Missile.

     Stellex Microwave is also a leading manufacturer of single-function modules ("SFMs"), such as high radio frequency mixers, amplifiers, filters and oscillators, which are sold to system designers and manufacturers. Stellex Microwave has provided the defense, space and communication markets with a broad assortment of such devices since 1957. For the year ended December 31, 1998, Stellex Microwave had sales of $79.2 million.

SA Holdings (Aerostructures Segment)

     SA Holdings operates through certain direct and indirect subsidiaries. Stellex Aerospace, an indirect wholly-owned subsidiary of KII Holding, is a leading provider of high precision products and services to certain niche markets within the aerospace and space industries. Stellex Aerospace is a holding company which directly and wholly owns four operating subsidiaries:
Bandy Machining International ("Bandy"), Paragon Precision Products ("Paragon"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and General Inspection Laboratories, Inc. ("GIL"). Through its subsidiary Bandy, Stellex Aerospace is the world's leading contract manufacturer of commercial and military precision aircraft hinges. Hinges manufactured by Bandy, some of which are produced exclusively by Bandy, are installed on every type of aircraft currently produced by the leading aircraft OEMs, including The Boeing Company ("Boeing"), Airbus Industrie ("Airbus"), Lockheed Martin Corporation ("Lockheed Martin"), and Northrop Grumman Corporation ("Northrop Grumman"). Through its subsidiary Paragon, Stellex Aerospace is a leader in the machining of complex turbomachinery. Paragon's flexible manufacturing operations permit the production of both (i) highly engineered, close tolerance prototype components, which are generally manufactured from expensive, exotic alloys and are found in high performance gas turbine engines and liquid fuel rocket engines, and (ii) higher volume standard components used in aircraft and industrial power actuation systems and high performance turbine engines. Through its subsidiaries SEAL and GIL, Stellex Aerospace also provides a comprehensive range of services for testing of sophisticated manufactured aerospace components.

     Monitor Aerospace Corporation, headquartered in Amityville, New York, is a leading aerospace subcontractor principally engaged in the manufacture and assembly of precision-machined structural aircraft components for tolerance-critical applications. Monitor is one of the few companies in its industry with a proficiency in 3- and 5-axis profile machining of very large, highly complex aerospace structural components. Monitor is one of the world's leading suppliers of large titanium components found in military and commercial jet aircraft, and also produces other parts for both engine and airframe applications, such as bulkheads, fittings and skins. Monitor's principal competitive advantage is its ability to manufacture some of the most complex machined structural aircraft parts in metals and exotic alloys to meet critical tolerances. Monitor provides finished components directly to OEMs or to major large system subcontractors. Monitor's largest customers include Boeing, B.F. Goodrich (Rohr Inc.), Northrop Grumman and Pratt & Whitney. Monitor primarily operates under long-term contracts and is generally the sole supplier of most of its components. For the year ended December 31, 1998, SA Holdings had pro forma sales totaling $128.2 million and actual sales totaling $90.1 million.

Acquisitions

     On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its article of incorporation to change its name to Stellex Industries, Inc. ("Stellex"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for (i) 8,010 shares of common stock and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holding"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holding had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1998, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holding; the remaining equity interests were held by certain members of Kleinert management. These interests were acquired in 1998 (See Item 14(a)1. Financial statements - Notes 8 and 9). The transaction was accounted for as a reincorporation of KII Holding; accordingly, the financial statements of Stellex reflect the results of its operations commencing with the acquisition of Kleinert on July 1, 1997. Kleinert is the predecessor of Stellex, and financial information for Kleinert is presented as of December 31, 1996 and for the six months ended June 30, 1997 and the year ended December 31, 1996 in accordance with the rules and regulations of the Securities and Exchange Commission. Since its formation, Stellex has grown through strategic acquisitions which are summarized below.

The Kleinert Acquisition

     On July 1, 1997, KII Acquisition Corp. ("Acquisition Corp."), an indirect wholly-owned subsidiary of Stellex, acquired all of the issued and outstanding capital stock of Kleinert (currently known as Stellex Aerospace) from Kleinert Industries Holding AG (the "Seller"), for a purchase price of approximately $26.5 million (including the assumption of $2.6 million of indebtedness and the issuance by Acquisition Corp. to the Seller of a promissory note (the "Kleinert Seller Note") in the principal amount of $1,750,000). The Kleinert Seller Note matures on July 1, 1999 and bears interest at a rate of 8%. The Kleinert Seller
Note is guaranteed by Stellex Aerospace and each of its subsidiaries.

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

     The foregoing summary of the material terms of the Kleinert Stock Purchase Agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the Kleinert Stock Purchase Agreement including the definitions of certain terms therein and exhibits and schedules thereto.

The W-J Acquisition

     On August 29, 1997, a wholly-owned subsidiary of Stellex, TSMD Acquisition Corp. (the "Buyer"), entered into a Stock Purchase Agreement (the "W-J Stock Purchase Agreement") with Watkins-Johnson and W-J TSMD Inc. ("W-J TSMD"), pursuant to which Watkins-Johnson agreed to contribute certain assets and liabilities relating to its tactical subsystems and microwave devices businesses (collectively the "Business") to W-J TSMD, and the Buyer agreed to purchase all of the issued and outstanding capital stock of W-J TSMD (the "Stellex Microwave Stock") for a net purchase price of approximately $82.1 million (after giving effect to purchase price adjustments). The closing of the W-J Acquisition occurred on October 31, 1997. In connection with the consummation of the W-J Acquisition, the corporate name of W-J TSMD was changed to Stellex Microwave Systems, Inc.

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

     Pursuant to the W-J Stock Purchase Agreement, Watkins-Johnson agreed to indemnify the Buyer and Stellex Microwave for all liabilities and other losses arising from, among other things, any breach of its representations, warranties or covenants contained in the W-J Stock Purchase Agreement, the Excluded Liabilities (as defined in the W-J Stock Purchase Agreement), third party claims or demands regarding conduct of the Business prior to the closing date, violations of law that occur prior to the closing date and certain environmental conditions. The Buyer agreed to indemnify Watkins-Johnson for all liabilities and other losses arising from, among other things, any breach of its representations, warranties or covenants contained in the W-J Stock Purchase Agreement, the Assumed Obligations (as defined in the W-J Stock Purchase Agreement), third party claims or demands regarding conduct of the Business following the closing date and violations of law that occur after the closing date. With certain exceptions, neither Watkins-Johnson nor the Buyer is required to indemnify any other person for breaches of certain representations and warranties unless the aggregate of all amounts for which indemnity would otherwise be payable exceeds $500,000 and, in such event, the indemnifying party will be responsible only for the amount in excess of $500,000. In addition, the indemnification obligations for breaches of representations and warranties of each of Watkins-Johnson and the Buyer are generally limited to a maximum of $20 million, except that there is no limit on Watkins-Johnson's obligations with respect to breaches of certain representations and warranties, including those relating to the corporate organization and capitalization of Stellex Microwave, certain tax matters, title to the Stellex Microwave Stock and its assets, the absence of brokers and certain environmental matters. There is also no limit on indemnification by Watkins-Johnson for specified pending claims and litigation.

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

     Similarly, the Buyer, on behalf of itself and its Affiliates, agreed for a period of four years after the date of the W-J Stock Purchase Agreement that it will not (i) manufacture Gallium Arsenide parts for third parties, (ii) disclose to third parties confidential process and design rule information related to the manufacture of Gallium Arsenide parts except as necessary for the manufacture of parts solely for the Buyer and its Affiliates and (iii) manufacture for the telecommunications market products that duplicate, in whole or with minor modifications, the proprietary designs of products currently manufactured or in development by Watkins-Johnson, including, without limitation, cellular and PCS base station subsystems, wireless local loop customer premise equipment, repeater subsystems for point to multi-point and medium power amplifiers. In addition, the Buyer and Stellex Microwave generally agreed to refrain from soliciting employees of Watkins-Johnson for a period of four years from the closing date. In connection with the W-J Acquisition, Watkins-Johnson and the Company entered into a variety of ancillary agreements to accommodate the separation of the Business from the businesses retained by Watkins-Johnson. Stellex Microwave entered into a sub-lease with Watkins-Johnson for the facilities currently used by the Business that allows the Company to continue to conduct the Business at its existing site for a maximum of three years. In addition, Watkins-Johnson and Stellex Microwave entered into a supply agreement that allows Stellex Microwave to purchase from Watkins-Johnson, at agreed upon rates, products used in connection with the Business from Watkins-Johnson's gallium arsenide foundry and thin-film production substrate facility. Stellex Microwave also entered into an agreement to furnish Watkins-Johnson, at agreed upon rates, with metal injection molding services through a facility purchased from Watkins-Johnson in connection with the W-J Acquisition. Finally, Watkins-Johnson and Stellex Microwave entered into a license agreement covering certain common technology used in the operation of the Business and the businesses being retained by Watkins-Johnson. See Part I, Item 1. "Supply Contracts" and "Intellectual Property" and Part I, Item 2. "Business Properties."

     The foregoing summary of the material terms of the W-J Stock Purchase Agreement and related matters does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the W-J Stock Purchase Agreement, including the definitions of certain terms therein and the exhibits and schedules thereto.

The Monitor Acquisition

     On May 29, 1998, the Company acquired Monitor, a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance-critical applications, located in Amityville, New York.

     The aggregate net purchase price for Monitor was $95.0 million, including the assumption of approximately $26.5 million of debt, which was repaid at closing, and excluding fees and expenses of approximately $5.9 million. The Monitor Acquisition was financed through (i) borrowings of $95.7 million under the Amended and Restated Credit Agreement dated as of May 29, 1998 (as amended, supplemented or modified from time to time, the "Credit Agreement"), among the Company, the financial institutions from time to time party thereto, Societe Generale and First Union Commercial Corporation and (ii) Monitor's issuance of a promissory note to certain former Monitor shareholders, in the principal amount of approximately $5.2 million bearing interest at 8% per annum and maturing on May 29, 2000. The Company has the right to offset indemnification claims it has against the former shareholders of Monitor against principal and interest payments due under the promissory note in accordance with procedures established in the promissory note. Borrowings under the Credit Agreement were comprised of term loans in an aggregate principal amount of $90.0 million and revolving loans of $17.0 million, of which $11.3 million was drawn to refinance the existing Company revolver and supply near term working capital requirements.

     In connection with the Monitor Acquisition, the Company amended and restated the Credit Agreement to, among other things, increase the maximum revolving facility borrowing availability by $10 million to $35 million and modify certain covenants. The Credit Agreement is comprised of a $115.0 million term loan facility, of which $25 million remained undrawn as of December 31, 1998, and a $35.0 million revolving loan facility. The term loan facility includes $30 million of tranche financing having a scheduled maturity of December 31, 2003, and $60.0 million of tranche financing having a scheduled maturity of December 31, 2005. The revolving loan facility has a scheduled maturity of December 31, 2003.

The Phoenix Acquisition

     On March 1, 1999, the Company acquired all of the outstanding common stock of Phoenix Microwave Corporation ("Phoenix"), a leading supplier of RF and microwave components, of Telford, Pennsylvania. Phoenix will operate together with Stellex Microwave Systems, Inc. in the RF/microwave component and sub-assembly market for commercial, wireless, military and space applications. The aggregate purchase price for the acquisition of Phoenix was $14.0 million plus contingent purchase price of up to $1.0 million payable by March 2000 based on cash flow performance thresholds. The acquisition was financed using an acquisition line of credit under the Company's existing Credit Agreement.

Industry

Defense Electronics and Commercial Telecommunications

     United States defense budget appropriations are forecasted to remain relatively constant or increase slightly in the near term, reversing the recent decline in spending which precipitated the dramatic consolidation among prime contractors. In order to enhance readiness and modernize their forces, military agencies are expected to continue to maximize resources by modifying and upgrading existing systems and platforms and relying upon sophisticated electronic equipment for existing and new systems. In furtherance of their objectives, agencies are expected to require enhanced performance and cost reductions from their prime contractors. The Company believes that this cost and technology pressure will cause continued consolidation of the defense industry's supply base and cause prime contractors to (i) focus on the design and manufacture of overall weapon systems and (ii) outsource the manufacture and integration of subsystems to independent commercially-oriented suppliers. The Company believes that the current procurement environment favors the Company's proprietary design and manufacturing processes, which are characterized by limited reliance on government-funded research and development.

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

     Electronic Warfare and Radar. Military forces worldwide are dependent on sophisticated electronic equipment. Military aircraft and naval vessels generally contain extensive electronic countermeasure equipment for defense against enemy missile and radar systems. These systems typically provide protection for the aircraft or the ship from incoming enemy missiles by jamming the missiles' tracking systems through various high radio frequency and microwave signal-processing techniques. The Company addresses the electronic warfare and radar market through a combination of catalog microwave devices and electronic equipment in which these devices are integrated.

     Space Applications. Commercial revenues in the global space industry exceeded government expenditures for the first time in 1996. The largest commercial space companies, including Hughes Aircraft Company, Lockheed Martin, and Loral Space Systems, are expanding their commercial space activities to take advantage of anticipated growth. The Company is currently a preferred supplier to the Raytheon Company ("Raytheon") and Lockheed Martin's space and defense businesses. Management believes that major space system integrators, which currently purchase the majority of their microwave equipment on a component by component basis from a fragmented supply base, will seek lower costs by moving from the purchase of individual components to integrated subsystems. The Company believes that it can develop MFMs and, eventually, entire subsystems for space applications similar to those for its guided munitions markets and use these products to increase its space-related market share.

     The Company presently addresses the space market with products from its microwave devices product line, principally amplifiers and mixers for use in military and commercial satellites. Most of its products currently sold in this market are customized, space-level quality adaptations of the Company's standard microwave devices.

     Commercial Applications. The global subscriber base of wireless telephony users is expected to continue its rapid growth, having increased due primarily to increasing competition among service providers, decreasing prices for handsets, a more favorable regulatory environment and greater availability of services and radio frequency spectrum. Growth in this market is driven specifically by the shift in high speed voice and data communications to formerly restricted military bandwidths. The Company believes that the superior transmission capacity of high frequency microwave equipment and the lower cost of integrated systems can facilitate large increases in wireless and PCS transmission volume and the cost effective construction of communication infrastructures. The Company therefore expects increased use of integrated microwave technology for many infrastructure applications.

     The Company's current commercial products include a combination of catalog microwave devices and electronic equipment in which these devices are integrated. The Company's components are used in commercial products such as microwave frequency test equipment, communications equipment such as amplifiers in fiber-optic transmission systems, and avionics products.

Aerospace Manufacturing

     The commercial aircraft industry experienced severe difficulties in the early 1990s. Airplane deliveries as a percentage of the world airline fleet peaked at 9% in 1991 and fell to 4.7% by 1994. However, since 1994, the commercial aerospace market has shown significant signs of recovery. Although annual deliveries of U.S. commercial aircraft are predicted to peak during 1999 at a level of approximately 600, future deliveries are expected to remain robust over the next several years. According to a recent analyst report provided to the Company, actual and projected deliveries of U.S. commercial aircraft approximate 250, 550, 450, and 525 for the years ended 1995, 1998, 2000, and 2004, respectively. In addition, for the period from 1996 through 2001, revenue passenger miles are expected to increase from 1.6 trillion to 2.1 trillion, while the worldwide fleet of commercial aircraft is expected to increase from 12,300 in 1997 to over 17,000 in 2007. The Company believes that the following factors, among others, will contribute to causing a more stable future production environment: (i) projected worldwide airline traffic growth; (ii) projected cargo traffic growth; (iii) projected increase in the load factor of aircraft currently in service; (iv) the aging of the current commercial aircraft fleet; (v) the cost effectiveness of using new aircraft; and (vi) the improved operating performance of airlines worldwide.

     In the military segment of the aerospace market, demand for aircraft components declined significantly in the early 1990's, largely as a result of reductions in defense budgets. The DoD and other government agencies responded to decreases in their budgets by utilizing substantial built-up inventories of replacement parts, which in many cases satisfied existing demand for several years. The Company believes that current inventories of military aircraft replacement parts and components are at the lowest levels in several decades and that increased purchasing is likely over the next several years. In addition, military procurement of new aircraft such as the F-18 E/F and the C-17 military transport have been revived as a result of recently approved military budget increases.

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

     Monitor has developed a high level of expertise with 5-axis machining technology, including the use of proprietary numerical control software and unique cutting tool geometries. Monitor is one of the leading subcontractors in the world for 5-axis machining of titanium components and is a key member of Boeing's complex machining group. Boeing utilizes Monitor to qualify domestic and international subcontractors to manufacture components for Boeing programs. These activities benefit Boeing through cost and time savings and provide Monitor with a variable cost-based source of incremental capacity and enable it to offer offset credits to its customers. In addition, Monitor's revenue stream is diversified across military and commercial aerospace programs, providing stability during market cycles.

Products and Services

     The following describes the Company's principal product and service lines, the markets which these products and services serve, and the Company's principal programs by product and service line.

Integrated Subsystems

     Missile Subsystems. Stellex Microwave's core business is the manufacture and marketing of fully operational and proprietary integrated microwave subsystems for tactical radar guided missiles. In recent years the microwave content of complete missile systems has remained fairly stable at approximately 10% even as microwave subsystems have continued to become more integrated to achieve higher performance. Representative programs for which the Company produces missile subsystems include:

o AMRAAM. The AMRAAM is an air-to-air missile for which Stellex Microwave produces the operational signal generator, target detection devices and pilot/missile data link. AMRAAM is a next-generation weapon for fighter aircraft, capable of being launched from beyond visual range, in day or at night and in all weather. The most significant difference between AMRAAM and earlier radar-guided missiles is that earlier missiles homed to the radar emissions sent from the launching aircraft and reflected by the target, whereas AMRAAM has an active radar of its own and can guide itself to the target during the terminal phase of flight. This 'fire-and-forget' radar guidance system allows the pilot to break away immediately after launch, enhancing survivability and acting as a force multiplier by permitting engagement of other targets. AMRAAM is operational with the U.S. military's front-line fighters and has been procured by fourteen countries. To date more than 9,000 AMRAAMs have been produced, and production is expected to continue at 600-1,000 systems per year for the next five to seven years.

     The AMRAAM is currently produced by Raytheon. Stellex Microwave has been involved with the AMRAAM since its inception in 1978, when it was invited to become a member of the Hughes AMRAAM development team based on its pioneering development of integrated microwave subsystem technology. Stellex Microwave initially developed and produced two of the AMRAAM's four microwave subsystems for Hughes. In 1985, Stellex Microwave partnered with Hughes on an Air Force-funded value engineering program which resulted in the capture by Stellex Microwave of the remaining two subsystems for Hughes. In 1996, prior to the 1997 merger of Raytheon and Hughes, Raytheon elected to reduce costs by outsourcing the manufacture of all but one of the AMRAAM's microwave subsystems to Stellex Microwave. Today, Stellex Microwave produces 100% of the high frequency microwave subsystems on board the AMRAAM.

o Standard Missile. Standard Missile is a ship-launched missile for which the Company produces the antenna receiver assembly, the rear receiver and the data link. Standard Missile, an all-weather, medium-to-long-range missile, is the primary surface-launched, area air-defense weapon for the U.S. Navy and many allied countries, offering protection from airborne threats for an entire fleet area at a range of nearly 80 miles. The next-generation Standard Missile, the SM-2 Block IV, is now entering low-rate initial production, with full production expected to run between 200 and 300 units per year.

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

o Longbow Hellfire. Longbow Hellfire is an air-to-ground missile for which the Company produces the GaAs MIMIC millimeter wave transmitter. Longbow Hellfire provides an autonomous "fire-and-forget" capability in adverse-weather and high obscurant environments and features a state-of-the-art tandem shaped-charge warhead, providing highly effective lethality against current and projected reactive tank armors. Longbow Hellfire is entering full-rate production, with over 13,000 U.S. Army units planned.

     Lockheed Martin initially selected TRW, Inc. ("TRW") as vendor for the Longbow Hellfire transmitter assembly, largely based on TRW's GaAs chip manufacturing capability. Based on its ability to manufacture reliably the volumes required by the procurement contract, Stellex Microwave was selected as the new vendor in July 1998 as the program moved to low-rate production. As the program enters full production, the Company anticipates material increases in production rates.

o Patriot PAC-3. Patriot is the cornerstone of the U.S. Army's integrated air defense system, for which the Company produces the Ka-band down converter. The Patriot surface-launched air defense missile system is a long range, all altitude, all weather system which recorded an historic first wartime intercept of a tactical ballistic missile during Operation Desert Storm. The new Patriot Advanced Capability (PAC-3) kinetic energy, high-altitude anti-missile missile has no warhead and uses "hit-to-kill" technology to destroy incoming advanced aircraft, tactical ballistic missiles and cruise missiles.

     Multi-Function Modules. The key to the success of Stellex's integrated subsystem business is its unique multi-function module designs. MFMs combine mixers, amplifiers, limiters, switches, and oscillators in a single hermetic package. In their manufacture the Company uses patented packaging technology to optimize its time-to-market and manufacturing cost advantages. Although MFMs are not currently marketed as stand-alone products, the Company integrates multiple MFMs with control circuiting and mechanical interface housings to produce subsystems. In addition, the Company is developing plans to configure MFMs for specific space satellite applications. Management believes that Stellex Microwave's record of high-reliability and first pass qualification testing of its MFM design methodology provides the Company with significant opportunities to satisfy the requirements of its targeted space customers.

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

o AEGIS SPY RADAR SYSTEM. The AEGIS SPY is an automatic detect and track, multi-function phased-array radar system for which the Company produces a frequency converter. This high-powered (four-megawatt) radar is able to protect an entire aircraft carrier group by performing search, track and missile guidance functions simultaneously with a track capacity of over 100 targets. Its computer-based command and decision interface makes the AEGIS combat system capable of simultaneous operation against a multi-mission threat involving anti-air, anti-surface and anti-submarine warfare. The combat-proven, shock-capable, and reliable SPY missile protection radar is operational aboard all 27 cruisers and 16 destroyers in the U.S. Navy's AEGIS fleet.

Turbomachinery and Engine Components

     The Company, through Paragon, specializes in sophisticated 5-axis machining of turbomachinery components. Paragon's flexible manufacturing operations permit the production of both (i) highly engineered, close tolerance prototype components which are generally manufactured from expensive, exotic alloys and are found in high performance gas turbine engines and liquid fuel rocket engines and (ii) higher volume standard components used in aircraft and industrial power actuation systems and high performance turbine engines. Paragon's turbomachinery components include engine rotors, impellers, stators, valve bodies, actuator housings and intricate blades and vanes used in jet engines. Paragon currently produces eight different part numbers for the TFE-1042 turbofan engine manufactured by AlliedSignal, Inc. ("AlliedSignal") and is a primary source supplier for the Aerojet division of GenCorp., Inc. on its injector assembly used on its second stage Delta rocket engines. Paragon is also a primary source supplier for the Rocketdyne division of Boeing ("Rocketdyne") on several projects, including six parts for its first stage Delta rocket engine and numerous turbomachinery components for the space shuttle's main engine.

Structural Aerospace Parts

     The Company, through Bandy, manufactures precision hinges, access doors and panels, specialty-machined structural and interior aircraft components, and other custom-machined parts. Bandy produces more than 20,000 different hinge designs ranging from one inch to more than 40 feet in length for such applications as aircraft galleys, access, cargo and passenger doors, flaps, racks, ramps, cases, landing gear, seats and lavatories. Bandy's "special" or "custom" hinges are used extensively on aircraft, helicopters, jet engine systems, missiles and many other commercial, industrial and military applications ranging from the space shuttle to nuclear submarines. Bandy's door products range in size from two inches up to 36 inches in length and are made for a variety of military aircraft, as well as missiles, unmanned aerial vehicles, torpedoes, precision instrument housings and many other applications to provide inspection visibility and servicing access. Bandy's specialty machined components include spars, stringers, support rails, posts and related items for aircraft. Bandy is currently manufacturing over 100 parts for Boeing for use on the C-17 aircraft.

     Monitor is one of the world's leading suppliers of large titanium components found in military and commercial aircraft, such as bulkheads, frames, fittings and skins. Monitor, specializing in 3- and 5-axis profile machining, manufactures some of the most complex large aerospace structural components in the world from aluminum, titanium and other hard metal exotic alloys in order to meet critical tolerances. Monitor manufactures products for numerous high-profile aerospace programs, including all of Boeing's commercial aircraft platforms, the 737 (Classic and NG), 747, 757, 767, 777 and MD-11, and military programs such as the F-15, F-18, F-22 and C-17.

Testing and Engineering Services

     Stellex Aerospace performs testing and engineering services through SEAL and GIL. SEAL offers a comprehensive range of material defect testing and analysis, utilizing electron microscopy, residual gas analysis and other highly sophisticated processes, on a variety of materials used in the aerospace, plastics, medical device and other industries. In addition, SEAL is actively involved in research and development and general engineering services for new product development, the improvement of existing products and value-added engineering services. SEAL is one of only three engineering companies approved by National Aeronautics and Space Administration ("NASA") to conduct destructive physical analysis for the space station and has been actively involved in the testing of space shuttle components, commercial and military satellites and liquid fuel tanks on several NASA rocket booster programs. SEAL provides services through a staff of over 25 employees, which includes experts in the fields of materials and metallurgical science, electronic components, failure analysis, analytical techniques and related sciences. GIL is a full-service inspection and metal treatment laboratory, specializing in non-destructive testing and inspection of materials and manufactured components using advanced analytical techniques and state-of-the-art equipment. GIL's testing processes, including radiography, ultrasound, liquid and magnetic particle penetrant and pressure testing, assist in determining internal or external flaws, fractures, material containments or manufacturing defects in materials and/or component parts to ensure component quality. GIL, which primarily services the aerospace industry, is one of the leading independent, full-service non-destructive testing ("NDT") laboratories in the United States.

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

     The level of integration in certain applications, particularly in the space segment of the aerospace industry, remains relatively low. Management believes that the same benefits which led to the integration of microwave products for the guided munitions market are achievable in other commercial markets such as space satellites and certain high-frequency microwave equipment used for telecommunications infrastructures. See Part I, Item 1. "Business - Markets, Products and Services."

     Since its acquisition on October 31, 1997, Stellex Microwave had company-sponsored research and development expenses of $0.6 million and $5.1 million for the years ended December 31, 1997 and 1998, respectively; while customer-sponsored research and development at Stellex Microwave totaled approximately $2.4 million, and $9.1 million, respectively, for such periods. Research and development expenses at SA Holdings for such periods were not significant.

Manufacturing

Stellex Microwave

     Stellex Microwave designs, manufactures and tests microwave subsystems and components at its manufacturing facilities located in Palo Alto, California. Stellex Microwave's integrated subsystem factory consists of a 6,000 square foot modern "clean room" facility which contains highly automated manufacturing and testing equipment. This facility currently produces 20,000 complex microwave subsystems per year, employs a flexible manufacturing line process capable of thin-film and solder assembly as well as full microwave testing and data analysis. High reliability and space qualified microwave components are also produced at the Company's Palo Alto facility. In addition, Stellex Microwave utilizes contract manufacturers in the Philippines, Thailand and China for high volume, labor intensive microwave components such as cascadable amplifiers and mixers.

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

     Stellex Microwave has successfully addressed many of the problems facing microwave subsystem suppliers. Stellex Microwave has maintained a broad capability of microwave component design. The technology leadership of Stellex Microwave mixers is particularly important, as the components are vital to low-distortion frequency conversion. In addition, Stellex Microwave's Mechanical Design Department has created a uniform packaging methodology that solved mechanical issues and led to high-yield manufacturing. The management of Stellex Microwave enforces the use of this design methodology. All new product designs utilize qualified design techniques and can be manufactured in a highly automated factory. For example, despite their different geometric shapes and electronic designs, modules for AMRAAM, Standard Missile and Longbow Hellfire are all assembled on the same line, using common processes.

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

     In 1996, Stellex Microwave received ISO-9001 certification for its microwave products manufacturing facilities. The Company's offshore independent contractors have also received ISO-9001 certification in order to help ensure the highest product quality and reliability and to maximize control over the complete manufacturing cycle and costs. ISO-9001 is a standard established by the International Organization for Standardization that provides a methodology by which manufacturers can obtain quality certification. Although this certification is not currently required by any of its customers, the Company believes that it will be beneficial to the acquisition of future business, particularly as the consolidation and outsourcing trends in the defense industry continue.

SA Holdings

     Stellex Aerospace, through its direct operating subsidiaries, manufactures turbomachinery components for rocket booster engines, precision aircraft hinges, structural and interior aircraft components, access door assemblies, door panels and hinges for special industrial applications. Stellex Aerospace's manufacturing facilities are highly automated and incorporate a variety of quality control systems. Paragon manufactures both highly sophisticated, close tolerance prototype components, often machined from expensive metal alloys, as well as higher volume standard components. As a result of the variety of products it manufactures, Paragon's manufacturing operations are flexible and generally adaptable to a variety of applications. It employs advanced machinery, including 4- and 5-axis machining centers, multiple spindle high volume production machining centers, wire electrical discharge machining ("EDM") machines and computer numerical control ("CNC") turning centers. Paragon's computerized CNC machines interface with a sophisticated computer-aided-design/computer-aided-manufacturing ("CAD/CAM") network. As a contract manufacturer, Paragon does not typically design or own the products it manufacturers. Bandy's manufacturing facility is geared toward high volume, low cost production. Bandy has developed a high level of proprietary equipment and automated manufacturing systems. A substantial portion of its equipment has been redesigned, customized and/or upgraded in recent years to meet exacting manufacturing requirements and to reduce production costs. Bandy combines the use of numerical control equipment, vertical and universal milling machines and custom-designed hinge equipment with other advanced, high production manufacturing methods to produce standard or customized precision hinges and machined parts. Bandy owns all of its own tooling, which historically has given it a competitive advantage in obtaining spare and replacement part business.

     Certain customers of Stellex Aerospace have developed their own design, product performance, manufacturing process and quality standards and require their suppliers, including Stellex Aerospace, to comply with such standards. As a result, Stellex Aerospace has developed and implemented comprehensive quality system policies and procedures. Paragon received ISO-9002 certification in November 1997, while Bandy is currently seeking ISO-9000 certification. Stellex Aerospace has received numerous quality awards from its customers, including Boeing and McDonnell Douglas Corporation ("McDonnell Douglas"), and the highest quality designations from Lockheed Martin, Allegheny Teledyne Incorporated ("Teledyne") and Rohr Inc.

     Monitor assembles large sub-assemblies, such as landing gear beams and actuators, door latch mechanisms and engine pylons using numerically controlled robotic drilling to ensure that sub-assemblies meet the critical interface requirements necessary for aircraft construction. In recent years the assembly of aerostructures has become an important part of Monitor's business. Monitor has obtained new business and management expects this to continue as aircraft OEMs recognize the benefits of outsourcing assembly functions to third party contractors. By outsourcing assembly functions to companies such as Monitor, OEMs can enjoy improved tracking procedures, simplified administrative processing and cost and time savings related to managing fewer supplier relationships.

     Monitor operates out of a state-of-the art 228,000 square foot manufacturing facility and maintains over 20 CNC 3-axis and 5-axis gantry and bridge mills and over 30 CNC multi-spindle profiler machining centers and robotic assembly cells. All major equipment is supported by a host of conventional machines, complete tool design and fabrication and state-of-the-art inspection facilities. Monitor provides a range of products and capabilities, including complex machining of components through final assembly of complex subsystems shipped directly to customers. Due to Monitor's specialization in large and highly complex structural components with critical tolerance requirements, its production activities are highly technical. Monitor's engineering department uses the latest CAD/CAM technology to design the necessary tooling as well as to define manufacturing methods. Monitor's engineers must design the proper geometry of the cutting tools, select the most efficient machine tools, design the fixtures to secure the raw material, and direct the testing process. Monitor has developed its own software to operate the numerically-controlled machining equipment. Manufacturing methods and programs utilized by Monitor are unique to each component being produced, and must take into account the type of raw material being used and the overall configuration of the product.

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

Stellex Microwave - Tactical Subsystems

     The Company's tactical subsystems are sold to a limited number of prime contractors based on anticipated program funding of identified tactical missile and platforms. Marketing for tactical subsystems relies on extensive direct interaction between Company personnel and their counterparts at prime contractors and government agencies which comprise the tactical missile and platform markets. Stellex Microwave uses a team-based sales approach to facilitate close management by Company personnel of relationships at multiple levels of the customer's organization, including management, engineering and purchasing personnel. Trade shows and advertising are oriented to position Stellex Microwave as the premier supplier of advanced microwave technology for production volume tactical missiles and platforms.

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

Stellex Microwave - Microwave Devices

     The Company's microwave devices are sold to a broad range of government agencies and civilian contractors worldwide. Stellex Microwave sells and distributes microwave devices worldwide using an internal sales force, sales representatives and independent distributors. Stellex Microwave typically processes more than 5,000 purchase orders a year from more than 400 different customers. Marketing for microwave devices includes trade shows and advertising focused on positioning Stellex Microwave as the highest quality supplier with the broadest selection of microwave components. The Company uses a 500-page parts catalog, which is revised every two years. Catalog sales accounted for a significant portion of the Company's microwave device sales for the year ended December 31, 1998. In order to capitalize on its reputation developed under the Watkins-Johnson name, pursuant to the terms of the W-J Acquisition, Stellex Microwave will have the right to identify its products as "formerly made by Watkins-Johnson" until the expiration of the 1999-2000 catalog.

SA Holdings

     The Company believes that Paragon is one of only five companies in the United States with the expertise to compete for and produce highly sophisticated, close tolerance prototype turbomachinery component parts. As a result of recent marketing efforts to broaden its customer base, Paragon now has approximately 20 active prototype customers. Although prototype work is normally associated with short-term, low-volume work, Paragon is often able to secure a preferred position for future production requirements by establishing a strong relationship with the customer during the early prototype development stage. Paragon strives to maximize these opportunities to become a competitive and cost-effective producer of longer-term, higher-volume orders.

     Bandy's sales effort entails a dedicated, single-contact sales representative system. Previously, Bandy operated a pool system whereby a customer's call to place an order or obtain information was referred to the first available salesperson. The new system provides Bandy's sales representatives with the opportunity to become more familiar with the special and unique requirements of their particular accounts as well as ensure that orders are properly processed and schedules maintained. Additional benefits of the new system include a more even distribution of salesperson workload as well as a reduction in the time required to process orders and respond to requests. Bandy employs four persons in-house to answer sales questions and process orders and uses outside sales agents to serve its international customers.

     Because Monitor's products are highly complex and are sold to a limited number of customers, the focus of Monitor's marketing efforts is on developing close working relationships between the Company personnel and their counterparts at the major aircraft OEMs. Monitor's business is substantially dependent on repeat business and on its ability to recognize and adapt to ever-changing market needs. For example, during the 1980's, military contracts accounted for approximately 85% of sales. As the world political situation changed, Monitor redirected its orientation from military to domestic and international commercial projects. For the year ended December 31, 1998, Monitor's military customers accounted for approximately 16% of its total sales.

Customers

     The Company's customers include many of the world's largest defense contractors, aircraft OEMs and aircraft component manufacturers. The Company's largest customers based on sales were Raytheon and Boeing, which together accounted for approximately 38% and 51% of the Company's total sales pro forma for the Acquisitions for the years ended December 31, 1998 and 1997, respectively.

     Stellex Microwave's sales, which accounted for 46.8% of the Company's total sales in 1998, were derived from contracts with a limited number of prime contractors, such as Raytheon, Lockheed Martin and Rockwell-Boeing, for the tactical subsystems products and a broad range of government agencies and civilian contractors for microwave components. SA Holdings, whose sales accounted for approximately 53.2% of the Company's total sales in 1998, sells primarily to aircraft OEMs, aircraft and rocket engine manufacturers and government agencies. In 1998 and 1997, approximately 44% of total Company sales were to government agencies and their prime contractors. Such sales are subject to unique conditions and terms.

Competition

Stellex Microwave

     The markets for Stellex Microwave's microwave subsystems are characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as a result of significant development costs associated with integration techniques and designs, these markets have significant barriers to entry. Management believes that competition within the microwave subsystem market is driven primarily by the ability to design and deliver high performance and price competitive products in sufficient quantities in a timely manner. Competition is also affected by the quality of technical support and the ability to design customized products that address each customer's particular requirements. Stellex Microwave faces competition in the subsystems markets in which it competes from independent microwave equipment manufacturers that have integration capabilities, but management believes that its primary competition is from in-house manufacturing operations of OEMs and prime contractors, many of whom are customers of the Company. Management believes that Stellex Microwave's proprietary materials and manufacturing techniques allow it to produce highly sophisticated, cost-effective and reliable microwave subsystems that are not easily replicated. However, Stellex Microwave's future success is dependent upon the extent to which OEMs and prime contractors, many of which have greater financial and technical resources than the Company, elect to purchase from outside sources rather than manufacture and integrate their own subsystems, MFMs and components.

SA Holdings

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

     Monitor is one of the largest domestic aerostructure subcontractors. Of the other significant independent suppliers of machined structural components, relatively few are believed currently to have the range of machining and assembly capabilities that would allow them to have machined structural component and assembly sales comparable to Monitor's. The Company believes that Monitor's competitive advantages are its long-standing relationships and credibility with domestic customers, superior management, reputation for quality, and delivery and price competitiveness.

     Prime aerospace manufacturers have evolved into extremely sophisticated engineering, final assembly, marketing, and finance organizations. Aerostructure manufacturing is conducted primarily by a few large risk sharing partners and many sub-contractors worldwide. Competition is based largely on quality, cost, customer service and engineering and production expertise.

     The Company's principal competitors for the manufacture of machined structural components and assemblies are the OEM's themselves, making most of the Company's customers also potential competitors. The Company's major customers, including Boeing and Northrop Grumman, have made significant investments in the manufacture of machined structural components. Nevertheless, this capacity has existed for many years and, since the internal manufacture of machined structural components and assemblies is increasingly seen as less cost-effective than outsourcing, the Company does not believe that such capacity poses a material threat to the Company.

     The recovering market for commercial aerospace equipment has placed capacity limitations on many prime contractors. Limited production capacity has further motivated prime contractors to outsource production to qualified subcontractors. The Company expects that demand for qualified subcontractors will increase as traditional prime contractors refocus on low-cost design, assembly and, to a lesser extent, component manufacturing.

Employees

     As of March 1, 1999, the Company employed approximately 1,310 persons. Virtually all of the Company's employees reside in the United States and none are covered by collective bargaining agreements. The Company considers its relations with its employees to be good.

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

     Companies supplying products and services directly or indirectly to the U.S. government are subject to other risks such as contract suspensions, changes in policies or regulations and availability of funds. Any of these factors could adversely affect the Company's business with the U.S. Government and its prime contractors in the future. In particular, the Company must comply with detailed government procurement and contracting regulations and with United States government security regulations, certain of which carry substantial penalty provisions for nonperformance or misrepresentation in the course of negotiations. Failure of the Company to comply with its government procurement, contracting or security obligations could result in penalties or suspension of the Company from government contracting, which could have a material adverse effect on the Company's financial position and results of operations.

     All of the Company's operations are subject to compliance with regulatory requirements of federal, state and municipal authorities, including regulations concerning employment obligations and affirmative action, workplace safety and protection of the environment. While compliance with applicable regulations has not adversely affected the Company's operations in the past, there can be no assurance that the Company will continue to be in compliance in the future or that these regulations will not change. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Environmental Matters."

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

Sales to Foreign Customers

     For the year ended December 31, 1998 and the six months ended December 31, 1997, approximately $14.9 million and $4.4 million, or 8.8% and 14.3%, respectively, of the Company's sales were attributable to foreign customers. The principal customers are governments of those countries in Western Europe, the Middle East and the Pacific Rim region which are generally deemed to be friendly to the government of the United States and to have relatively stable governments. A portion of the Company's sales to foreign governments involves weapon and intelligence systems. These sales are generally subject to U.S. Government regulation and licensing. A change in U.S. Government policy toward foreign governments with whom the Company, directly or indirectly, conducts business could adversely affect the Company's sales.

Sources and Availability of Raw Materials

     The Company's manufacturing operations require a wide variety of electronic and mechanical components as well as raw material alloys including aluminum, titanium and steel for which the Company has multiple commercial sources. The Company has not experienced any significant delays in obtaining timely deliveries of essential materials. While the market for certain raw material commodities can be volatile based on the supply and demand of aircraft at a given time, the Company will typically have price protection for abnormal escalations included in its customer contracts.

Supply Contracts

     In connection with the W-J Acquisition, the Company and Watkins-Johnson entered into a Gallium Arsenide and Thin Film Supply and Services Agreement (the "GaAs Agreement"). Stellex Microwave depends on a steady supply of gallium arsenide and thin film parts. These parts, and the technology associated with these parts, are used in the manufacture of microwave subsystems and modules for a variety of applications, including virtually every integrated subsystem manufactured by Stellex Microwave. A gallium arsenide part is configured from one or more layers of gallium arsenide, on which is implemented one or more transistors or diodes. A thin-film part is comprised of one or more layers of thin-film material such as tantalum nitride or gold deposited on a ceramic.

     In the GaAs Agreement, Watkins-Johnson agreed to sell, and the Company agreed to buy, parts manufactured in Watkins-Johnson's gallium arsenide and thin film fabrication facility (the 'GaAs Facility'). The GaAs Agreement will expire on December 31, 2000, unless earlier terminated by the Company on one year's notice by the Company.

     Under the GaAs Agreement, the Company must also pay certain research and development and process costs associated with the maintenance of the GaAs Facility. In 1998, the Company paid $2.2 million in process costs. The Company must make quarterly payments for research and development totaling at least $400,000 in 1999 and $300,000 in 2000. The share of process costs is determined by a formula that measures the Company's use of the GaAs Facility. For each six-month period, the Company's share will be recalculated based on actual usage rates, but the Company's share of process costs will not change by more than 10 percent from the Company's share six months before the recalculation.

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

ITEM 2. PROPERTIES

The Company and its subsidiaries have an aggregate of seven principal operating facilities, five of which are located in California, one in Pennsylvania and one in New York. Stellex Microwave's facility is leased under a sub-lease from Watkins-Johnson entered into in connection with the W-J Acquisition. Stellex Aerospace has five operating facilities located in southern California. The following table sets forth certain information relating to the Company's principal operating facilities.

                                                                                                           SQUARE             OWNED/
LOCATION                                                   DESCRIPTION                                     FOOTAGE            LEASED
--------                                                   -----------                                     -------            ------
CORPORATE

New York, New York(1)...........   Stellex Industries' administrative offices and corporate                 30,000            Leased
                                   headquarters

ELECTRONICS SEGMENT

Palo Alto, California ..........   Stellex Microwave's manufacturing, engineering and testing              120,000            Leased
                                   facility and administrative office

Telford, Pennsylvania...........   Phoenix's manufacturing, engineering, and testing facility               24,000            Owned
                                   and administrative office

AEROSTRUCTURES SEGMENT

Woodland Hills, California .....   Stellex Aerospace's administrative office                                 1,475            Leased

Valencia, California............   Paragon's manufacturing facility, machine shop and warehouse             54,000            Owned

Burbank, California.............   Bandy's manufacturing facility, warehouse and office                     48,000            Leased

El Segundo, California..........   SEAL's laboratory, testing facility and office                           20,600            Leased

Cudahy, California..............   GIL's laboratory, testing facility and office                            32,400            Leased

Amityville, New York............   Monitor's manufacturing, engineering facility and                       242,000            Owned
                                   administrative office

(1) The corporate office consists of shared facilities with Mentmore and certain other affiliated entities and will be occupied in April of 1999. (See Item 13. Related Transactions.)

     The Company believes that its properties are adequate to support its operations for the foreseeable future. In connection with the W-J Acquisition, Stellex Microwave entered into a sub-lease with Watkins-Johnson for its facility in Palo Alto, California. On or prior to the termination of such sub-lease in October 2000, Stellex Microwave will be required to relocate. The Company is in the process of reviewing alternate sites for Stellex Microwave, and intends to minimize any disruption caused by such relocation. All of the Company's other leases, other than the lease relating to the Woodland Hills facility, which is month-to-month, have remaining terms generally ranging from one to five years. Substantially all of such leases contain renewal options pursuant to which the Company may extend the lease terms in increments of five to ten years. The Company does not anticipate any difficulties in renewing any of these leases as they expire.

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

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established trading market for any class of equity securities of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The selected historical financial data of the Company as of and for each of the five years in the period ended December 31, 1998 have been derived from the audited financial statements of its predecessor, Kleinert, through June 30, 1997, and of the Company, as of and for the six months ended December 31, 1997 and the year ended December 31, 1998. The selected historical financial data for the Company as of and for the six months ended December 31, 1997 and the year ended December 31, 1998 reflect the Kleinert and W-J Acquisitions in 1997 and the Monitor Acquisition in 1998. The Acquisitions were accounted for under the purchase method of accounting and reflect purchase accounting adjustments related primarily to the impact of write-ups of inventories and property and equipment to their fair values and the addition of acquisition debt. The data presented below should be read in conjunction with the historical financial statements of the Company and related footnotes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Report.

                                                                                           Six Months     Six Months        Year
                                                                                             Ended          Ended           Ended
                                                      Year Ended December 31                June 30,     December 31,   December 31,
                                              ---------------------------------------      ---------     ------------   ------------
                                                1994           1995           1996           1997           1997            1998
                                              ---------      ---------      ---------      ---------     ------------   ------------
                                                                 (Predecessor)                                   (Successor)
Income Statement Data:
Sales ...................................     $  17,808      $  21,049      $  24,307      $  14,296      $  30,536      $ 169,304
Costs of goods sold .....................        13,121         15,083         17,367         10,140         24,732        122,263
                                              ---------      ---------      ---------      ---------      ---------      ---------
Gross profit ............................         4,687          5,966          6,940          4,156          5,804         47,041
Selling, general and
     administrative (a) .................         3,110          3,299          3,629          1,783          5,669         26,763
Amortization of intangibles .............           416            282             31             16            716          3,994
                                              ---------      ---------      ---------      ---------      ---------      ---------
Operating income (loss) .................         1,161          2,385          3,280          2,357           (581)        16,284
Interest expense ........................           979          1,034            856            376          2,577         16,639
Interest income .........................           (44)            (5)           (12)            (5)           (25)           (69)
Other expense ...........................           145             44             58            103             14             73
                                              ---------      ---------      ---------      ---------      ---------      ---------
Income (loss) before income taxes .......            81          1,312          2,378          1,883         (3,147)          (359)
Income tax provision (benefit) ..........            50            525            945            753         (1,170)           588
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) before
     extraordinary item .................     $      31      $     787      $   1,433      $   1,130         (1,977)          (947)
Extraordinary loss on early
     extinguishment of debt
     (net of income tax benefit
     of $299 in 1997) ...................            --             --             --             --            448             --
                                              ---------      ---------      ---------      ---------      ---------      ---------
Net income (loss) .......................     $      31      $     787      $   1,433      $   1,130      $  (2,425)     $    (947)
                                              =========      =========      =========      =========      =========      =========
Other Financial Data:
Cash flows provided by (used in)
     operating activities ...............     $   2,130      $   1,866      $   2,657      $     479      $  (4,548)     $   4,522
Cash flows provided by (used in)
     investing activities ...............           285           (643)        (1,048)          (835)       (99,195)       (95,866)
Cash flows provided by (used in)
     financing activities ...............        (2,360)        (1,432)        (1,407)           272        106,725         89,445
EBITDA(b) ...............................         3,440          4,291          4,913          3,133          4,788         33,255
Investment banking fees .................            --             --             --             --          1,450          1,000
Depreciation and amortization ...........         2,424          1,950          1,691            878          2,132         15,837
Capital expenditures ....................           288            657          1,053            868          1,289          5,436
Ratio of earnings to
     fixed charges(c) ...................         1.08x          2.27x          3.22x          4.92x             --          1.10x
Balance Sheet Data (at end of
     period):
Working capital .........................     $   6,621      $   6,802      $   7,735      $   8,975      $  32,858      $  59,483
Total assets ............................        28,029         28,180         29,614         31,675        145,782        273,230
Long-term debt, including
     current maturities .................        10,021          7,824          5,682          5,654        112,322        211,734
Stockholders' equity ....................        11,958         12,745         14,178         15,308          8,884          9,827

                            (Footnotes on next page)

 (Footnotes from previous page)

     ----------------

     (a) Includes research and development expenses totaling $5,068,000 and $588,000 for the year ended December 31, 1998 and the six months ended December 31, 1997, respectively.

     (b) EBITDA represents income (loss) before income taxes plus interest expense, non-cash stock compensation charges, depreciation and amortization less interest income. EBITDA for the year ended December 31, 1998 and for the six months ended December 31, 1997 includes non-recurring investment banking fees paid to Mentmore Holdings Corporation ("Mentmore") and excludes non-cash amortization of acquisition accounting adjustments to the fair value of inventory totaling $3,963,000 in 1998 (as a result of the Monitor acquisition and W-J acquisition adjustments in 1998) and $2,951,000 in 1997 (as a result of the Kleinert and W-J acquisitions in 1997.) EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered an alternative to operating income or cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity. Since all companies and analysts do not necessarily calculate EBITDA in the same fashion, EBITDA as presented in this filing may not be comparable to similarly titled measures reported by other companies. Funds depicted by EBITDA are generally not presently available for management's discretionary use due primarily to legal and functional requirements to conserve funds for capital replacement and expansion, debt service and other commitments and uncertainties.

     (c) In calculating the ratio of earnings to fixed charges, earnings consist of income before taxes plus fixed charges. Fixed charges consist of interest expense and amortization of deferred financing costs, whether expensed or capitalized and estimated interest expense included in rental payments. Earnings of the Company were inadequate to cover fixed charges by $2,847,000 for the six months ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company, through its subsidiaries, Stellex Microwave and SA Holdings, is a leading provider of highly engineered subsystems and components for the aerospace, defense and space industries. Stellex is a holding company and has no independent operations. Stellex Microwave is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. SA Holdings, through its two subsidiaries Monitor and KII Holding, is a leading full-service supplier of a broad range of complex machined aerostructure components and subsystems for both commercial and military and space applications.

        On July 1, 1997, KII Holding Corp., through a wholly-owned subsidiary, KII Acquisition Corp., acquired Stellex Aerospace (formerly Kleinert Industries, Inc.) from Kleinert Industrie Holding A.G. (the "Kleinert Acquisition"). Stellex Aerospace conducts its business through four operating subsidiaries - Paragon, Bandy, SEAL and GIL. The results of operations of Stellex Aerospace for the periods presented herein represent the results of operations of Kleinert (predecessor) for such periods prior to and including June 30, 1997, and those of Stellex Aerospace thereafter.

        In connection with the W-J Acquisition, the Company acquired the tactical subsystems and microwave devices businesses of Watkins-Johnson ("TSMD"), which was operated as a division of Watkins-Johnson and was not a separate legal entity. The Company operates the TSMD business through Stellex Microwave. The Company's results of operations include the results of Stellex Microwave following its acquisition on October 31, 1997.

        On May 29, 1998, the Company acquired Monitor whose historical results of operations presented herein incorporate the period from May 29, 1998, the date of acquisition, to December 31, 1998.

Results of Operations

Historical - Company

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

        The historical consolidated operating results for the years ended December 31, 1998 and 1997 give effect to the W-J and Monitor Acquisitions whose results are presented from their dates of acquisition on October 31, 1997 and May 29, 1998, respectively (in thousands).


                                    Corporate             Aerostructures           Electronics                Total
                                 1998        1997        1998        1997        1998        1997        1998       1997

Net Sales                              -           -     $90,074     $31,873     $79,230    $12,959    $169,304    $44,832
Cost of goods sold                     -           -      67,901      23,784      54,362     11,088     122,263     34,872
                                --------    --------      ------      ------      ------     ------    --------    -------
Gross profit                           -           -      22,173       8,089      24,868      1,871      47,041      9,960
Gross margin                           -           -       24.6%       25.4%       31.4%       14.4%       27.8%      22.2%
Selling, general, and
   administrative expenses        $1,042           -      11,124       4,860       9,529      2,004      21,695      6,864
Research & development
   expenses                            -           -           -           -       5,068        588       5,068        588
Amortization of intangibles            -           -       1,384          86       2,610        646       3,994        732
                                --------    --------      ------      ------      ------     ------    --------    -------
Income (loss) from
   operations                   $(1,042)           -      $9,665      $3,143      $7,661    $(1,367)     16,284      1,776
Interest expense                                                                                        (16,639)    (2,953)
Other expense                                                                                                (4)       (87)
                                                                                                       --------    -------
Net loss before income
   taxes and extraordinary                                                                                 (359)    (1,264)
   item
Income tax provision
   (benefit)                                                                                                588       (417)
Net loss before
   extraordinary item                                                                                      (947)      (847)
Extraordinary item                                                                                            -       (448)
                                                                                                       --------    -------
Net loss                                                                                               $   (947)   $(1,295)
                                                                                                       ========    =======



        Net Sales. Net sales for the Company were $169.3 million for the year ended December 31, 1998 as compared to $44.8 million for 1997. The primary reason for the increase in revenues is due to the W-J and Monitor Acquisitions in late 1997 and mid-1998.

        Net sales for the Aerostructures segment for the year ended December 31, 1998 were $90.1 million, an increase of $58.2 million or 183% over 1997. The primary reason for the increase in sales was due to the Monitor Acquisition on May 29, 1998. Net sales for Monitor for the seven months ended December 31, 1998 totaled $54.3 million. The remaining increase in net sales at Stellex Aerospace over 1997 of $3.9 million, or 12%, resulted from continuing strong demand in the commercial aviation market for new aircraft production, increases in manufacturing requirements for military aircraft and increased deliveries of turbo-machinery components.

        Net sales for the Electronics segment for the year ended December 31, 1998 were $79.2 million, an increase of $66.3 million over 1997. Net sales for 1997 reflected only two months of operations subsequent to the W-J acquisition. Net sales at Stellex Microwave for 1998 reflected the finalization of Lot 11 of the AMRAAM contract, significant progress on MFE and DRO deliveries, increased shipments on the Standard Missile program and a new award for the transmission assembly program for the Longbow missile. In addition, follow-on contract orders for Lots 12 through 15 under AMRAAM and electronic subsystem contracts supporting the Standard Missile Program were awarded during January 1999 totaling over $100 million with scheduled deliveries through 2002.

        Gross Margins. Gross margin for the Company was 27.8% for the year ended December 31, 1998, compared to gross margin of 22.2% for 1997. The primary reason for the improvement in 1998 was the amortization of non-recurring purchase accounting inventory adjustments resulting from the Kleinert, W-J and Monitor Acquisitions totaling $4.0 million and $3.0 million for 1998 and 1997, respectively. Gross margin adjusted to exclude these non-recurring, non-cash charges would total 30.1% and 28.9%, for 1998 and 1997, respectively. The resulting improvement in margins after taking such non-recurring adjustments into effect resulted from favorable operating performance at both Stellex Aerospace and Stellex Microwave offset by lower margins at Monitor.

        Gross margin for the Aerostructures segment was 24.6% for the year ended December 31, 1998, compared to gross margin of 25.4% for 1997. The decrease in gross margin is partially attributable to lower gross margin at Monitor, which was 20.8%. This lower margin was primarily attributable to the $2.9 million of amortization of the inventory step up adjustment resulting from the purchase accounting for the Monitor Acquisition. The lower margin was partially offset by increased margins at Stellex Aerospace resulting from improved productivity due to certain new equipment additions and increased volume. Gross margin for Monitor for the period adjusted to exclude amortization of inventory step up would have approximated 26.1%.

         Gross margin for the Electronics segment was 31.4% for the year ended December 31, 1998, compared to gross margin of 14.4% for 1997. Gross margin was negatively impacted in 1997 by a non-recurring charge to cost of sales of $1.5 million resulting from the amortization of a purchase accounting adjustment revaluing inventory in connection with the W-J Acquisition. Ignoring the impact of this non-recurring, non-cash charge, gross margin would have been 26.0%. The remainder of the gross margin improvement in 1998 at Stellex Microwave resulted from improved productivity, lower manufacturing costs and improved profitability on the completion of certain programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company increased $14.8 million for the year ended December 31, 1998 as compared to 1997. The increase was due primarily to increased expenses associated with the larger size of the Company as a result of the W-J Acquisition ($7.5 million) and Monitor Acquisition ($3.8 million). In addition, the Company incurred an incremental non-cash charge during 1998 of $2.1 million related to the valuation of management ownership puts at Stellex Aerospace, as well as a $1.0 million charge for investment banking and financial advisory fees to Mentmore as a result of the Monitor Acquisition. Additional incremental charges for corporate officer salaries, professional fees, management fees to Mentmore, and corporate development charges at Bandy relating to a computer upgrade and additional executive management comprised the balance of the increase from 1997.

         Research and Development. Research and development costs have increased by $4.5 million in the year ended December 31, 1998, compared to in 1997 due principally to fact that 1997 includes only two months of Stellex Microwave operations while 1998 represents twelve months. An additional factor is the expansion of engineering capabilities at Stellex Microwave during 1998 in order to address new product introductions and cost reductions in manufacturing and packaging operations.

         Amortization of Intangibles. Amortization of intangible assets for the Company increased $3.3 million, or 446%, over 1997 due to significant increases in goodwill and other identifiable intangible assets, such as customer lists, tradenames, and assembled workforce resulting from purchase accounting allocations made for the W-J and Monitor Acquisitions. Goodwill and identifiable intangible assets are being amortized over their estimated lives ranging from one to thirty years.

        Interest Expense. Interest expense for the Company increased to $16.6 million in 1998 from $3.0 million in 1997. The increase in interest expense resulted primarily from increased debt service on the 9.5% Senior Subordinated Notes totaling $100 million which were sold on October 31, 1997 and the Credit Agreement which was amended in May 1998 to provide for a Term A Loan Facility totaling $30 million, a Term B Loan Facility totaling $60 million and a Revolving Loan Facility with an average outstanding balance of approximately $12.6 million for 1998. The facilities under the Credit Agreement typically utilize a LIBOR-based interest rate which has averaged approximately 7.9% for 1998.

         Income Tax Provision (Benefit). The effective tax rates for the Company for 1998 were impacted significantly by non-deductible differences for stock compensation expense at KII Holding and goodwill at both Stellex Microwave and Monitor. See Item 14(a)1, Financial Statements - Note 10.

Results for the Six Months Ended December 31, 1997

        Net Sales. Net sales for the Aerostructures segment totaled approximately $17.6 million for the six months ended December 31, 1997. Continuing increases in demand for new aircraft production for both commercial and military markets, as well as increased orders for aircraft replacement parts in these markets coincided with positive worldwide economic activity.

         Net sales for the Electronics segment totaled approximately $13.0 million for the two months ended December 31, 1997, representing the period from its acquisition by the Company on October 31, 1997. AMRAAM sales were negatively impacted by lower pricing; however, future growth is anticipated in subsystems business as a result of follow-on AMRAAM orders and a recently awarded transmitter assembly program for the Longbow missile, along with an increased emphasis being placed on marketing and engineering as it relates to growing the microwave components business.

        Gross Profit. Gross profit totaled approximately $3.9 million, or 22.4% as a percentage of sales, for the Aerostructures segment for the six months ended December 31, 1997. During the six-month period a non-recurring charge to cost of sales totaled approximately $1.5 million resulting from the amortization of a purchase accounting adjustment revaluing inventory coincident with the Kleinert Acquisition. Ignoring the impact of this non-recurring charge, gross margins would have totaled 30.6%. Stellex Aerospace has experienced an improvement in gross margins during this recent period as a result of increased manufacturing and laboratory operating efficiencies. These efficiencies are due primarily to overall increased volume and the expansion of manufacturing capacities and capabilities through the purchase of additional machinery and equipment at both Paragon and Bandy.

        Gross profit totaled approximately $1.9 million or 14.4% as a percentage of sales for the Electronics segment for the two-month period ended December 31, 1997. During this two-month period a non-recurring charge to cost of sales totaled $1.5 million resulting from the amortization of a purchase accounting adjustment revaluing inventory coincident with the W-J Acquisition. Ignoring the impact of this non-recurring charge, gross margins would have totaled 26.0%.
Gross margins during the period were primarily impacted by lower pricing on AMRAAM deliveries.

        Selling, General and Administrative. Selling, general and administrative expenses for the Aerostructures segment totaled $2.8 million for the six months ended December 31, 1997. Significant items impacting selling, general and administrative expenses included a non-recurring charge totaling $450,000 for investment banking and financial advisory fees to Mentmore as a result of the Kleinert Acquisition, $150,000 in management fees paid to Mentmore in conjunction with a management services agreement which became effective subsequent to the Kleinert Acquisition. In addition to the aforementioned items, the significance of the revenue growth currently experienced has led to administrative support cost increases. These additional costs were not unanticipated and provide the added infrastructure necessary to continue to grow profitably.

        Selling, general and administrative expenses for the Electronics segment totaled $2.6 million for the two months ended December 31, 1997. Significant items impacting selling, general and administrative expenses included a non-recurring charge totaling $1.0 million for investment banking and financial advisory fees of Mentmore and $75,000 in management fees paid to Mentmore in conjunction with a management services agreement which became effective subsequent to the W-J Acquisition. In addition, Stellex Microwave continues to realize additional general and administrative cost savings primarily through headcount reduction as part of its continuing effort to streamline its administrative operations.

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

        Extraordinary Loss. An extraordinary loss from the early extinguishment of senior debt associated with the Kleinert Acquisition occurred as a result of the Offering. This loss totaled $747,000 and is shown net of the effect of income taxes.

Pro Forma Results of the Company for the Years Ended December 31, 1998 and 1997

        The unaudited pro forma consolidated results for the years ended December 31, 1998 and 1997 give effect to the Transactions. For purposes of the pro forma results of operations, the W-J and Monitor Acquisitions are reflected as if they occurred on January 1, 1997. Furthermore, the pro forma results of operations set forth below include certain pro forma adjustments to the predecessor operations of Stellex Aerospace for the six-month period ended June 30, 1997. The pro forma consolidated statements of operations exclude non-recurring charges directly related to the Acquisitions and which would affect expenses within the twelve months following the Transactions, including
(i) investment banking and financial advisory fees paid to Mentmore of $1.0 million in 1998 and $1.5 million in 1997, (ii) increases in cost of sales arising from the write-up of inventories at the date of the consummation of the Acquisitions to fair market value of $4.0 million in 1998 and $3.0 million in 1997, and (iii) extraordinary losses due to early retirement of debt in 1997. The unaudited pro forma information set forth below is included herein because management believes it may be meaningful to investors. However, it should be read in conjunction with the Company's historical consolidated financial statements and the other information included in this Report.

        The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Transactions had actually taken place on the dates indicated, and may not be indicative of the results of operations which may be obtainable in the future. The pro forma results are presented in thousands of dollars.


                                  Corporate            Aerostructures             Electronics                Total
                               1998       1997        1998         1997         1998        1997        1998       1997

Net sales                         -            -    $128,160     $110,206      $79,230     $88,633    $207,390   $198,839
Cost of goods sold                -            -      95,020       84,284       53,304      66,626     148,324    150,910
                          ---------    ---------    --------     --------      -------     -------    --------   --------
Gross profit                      -            -      33,140       25,922       25,926      22,007      59,066     47,929
Gross margin                      -            -       25.9%        23.5%        32.7%       24.8%       28.5%      24.1%
Selling, general, and
   administrative expenses   $1,012            -      11,816        9,063        9,529       9,249      22,357     18,312
Research & development
   expenses                       -            -           -            -        5,068       2,388       5,068      2,388
Amortization of
  intangibles                 4,983     $ 5,108                                                          4,983      5,108
                          ---------    ---------    --------     --------      -------     -------    --------   --------
Income (loss) from          $(5,995)    $(5,108)     $21,324      $16,859      $11,329     $10,370      26,658     22,121
   operations
Interest expense                                                                                        20,529     20,736
Other income (expense)                                                                                     104       (71)
                                                                                                      --------   --------
Income (loss) before
   income taxes                                                                                          6,025      1,456
Provision for taxes                                                                                      3,412      1,137
                                                                                                      --------   --------
Net income                                                                                             $ 2,613   $    319
                                                                                                      ========   ========
                                                                                                      $ 42,193   $ 38,360
                                                                                                      ========   ========

EBITDA

         Net Sales. Net sales for the Company would have been $207.4 million and $198.8 million for the years ended December 31, 1998 and 1997, respectively. Net sales for the Aerostructures segment would have been $128.2 million and $110.2 million for the years ended December 31, 1998 and 1997, respectively. Net sales at Stellex Aerospace for the year ended December 31, 1998 were $35.8 million, a 12.2% increase over 1997. Net sales grew at Stellex Aerospace as a result of the strong demand in the commercial aviation market for new aircraft production, increases in manufacturing requirements for military aircraft and increased deliveries of turbo-machinery components. Net sales at Monitor would have been $92.4 million for the year ended December 31, 1998, which was 18.0% higher than net sales levels during 1997. This increase was due to the stronger commercial aircraft market, increases in program part content and price increases partially offset by lower service sales due to weakness in Asian markets.

         Net sales for the Electronics segment for the year ended December 31, 1998 were $79.2 million, which was 10.6% below net sales levels which would have been achieved during 1997. The decrease in sales for 1998 compared to 1997 was due primarily to 1997 shipments of delinquent orders arising from production planning problems associated with the poor implementation of a new production planning software system in 1996 and lower 1998 shipments of receivers due to the completion of certain non-recurring orders in 1997. In addition, during July 1998, Stellex Microwave reorganized its operations in response to the negative trend experienced in microwave device orders over the past several months, which resulted in a reduction of workforce of approximately 12%. For the tactical subsystems business, a reduction in shipments of

AMRAAM subsystems during 1998, based on 1997 end-of-contract shipments under certain contracted lots, was more than offset by increased shipments on the Standard Missile, DRO and MFE programs.

        Gross Margins. Gross margin for the Company would have been 28.5% for the year ended December 31, 1998, compared to a gross margin of 24.1% for 1997. Gross margin for the Aerostructures segment would have been 25.9% and 23.5% for the years ended December 31, 1998 and 1997, respectively. Gross margin at Stellex Aerospace was 30.5% for the year ended December 31, 1998, compared to a gross margin of 30.4% for 1997. Gross margin for Monitor was 24.1% for the year ended December 31, 1998, compared to a gross margin of 20.7% for 1997. Gross margin at Monitor has increased as a result of increased volume, price increases, and improved operating efficiencies and the closeout of certain higher margin programs.

        Gross margin for the Electronics segment was 32.7% for the year ended December 31, 1998, compared to gross margin of 24.8% which would have been achieved for 1997. Gross margin improvement at Stellex Microwave resulted from improved productivity, lower manufacturing costs and improved profitability on the completion of certain programs.

        Selling, General and Administrative Expenses. Selling, general and administrative expenses for the Company would have increased by $4.0 million to 10.8% of net sales for the year ended December 31, 1998. The increase was due primarily to an incremental non-cash charge of $2.1 million relating to the increase in value of management ownership puts in Stellex Aerospace. Additional incremental charges for corporate officer salaries, professional fees, management fees paid to Mentmore, and corporate development charges at Bandy relating to a computer upgrade and additional executive management comprised the balance of the increase from 1997.

        Research and Development. Research and development costs would have increased by $2.7 million for the year ended December 31, 1998, compared to 1997, due principally to the expansion of engineering capabilities at Stellex Microwave in order to address new product introductions and cost reductions in manufacturing and packaging operations.

        EBITDA. Earnings before interest, income taxes, depreciation, amortization and non-cash charges ("EBITDA") totaled $42.2 million for the year ended December 31, 1998, representing a 10.0% improvement over 1997. The increase in EBITDA came primarily as a result of improved gross margin.

Historical - Predecessor

Six Months Ended June 30, 1997 Compared To Six Months Ended June 30, 1996

        The  following  table  summarizes  Stellex   Aerospace's   (predecessor)
unaudited historical results of operations for the six months ended June 30, 1997 and 1996 (in thousands).

                                                     Six Months Ended
                                                         June 30,
                                                         --------
                                                   1997                 1996
                                                   ----                 ----
Statement of Operations Data:

Sales......................................     $14,296              $11,650
Cost of Sales..............................      10,140                8,291
                                                 ------               ------
Gross Profit...............................       4,156                3,359
Selling, general and administrative........       1,783                1,788
Amortization of intangibles................          16                   15
                                                    ---                  ---
Operating income...........................       2,357                1,556
Interest expense...........................         376                  442
Other expense..............................          98                   24
                                                    ---                  ---
Income before taxes........................       1,883                1,090
Provision for taxes........................         753                  436
                                                   ----                 ----
Net income.................................     $ 1,130                $ 654
                                                =======                =====
Other Data:

EBITDA.....................................     $ 3,133              $ 2,354
                                                =======              =======

        Sales. Stellex Aerospace's sales increased by $2.6 million, or 22.7%, in the six months ended June 30, 1997 over the comparable period in the prior year. The increase in sales was primarily attributable to increases in commercial aircraft production by Boeing, strong spare parts demand and the acceleration of the production schedule for the C-17 program which impacted Bandy's business. In addition, Paragon experienced increases in spacecraft and prototype work due to continuing strong demand for space shuttle parts.

        Gross Profit. Gross profit increased by $0.8 million, or 23.7%, in the six months ended June 30, 1997 over the comparable period in the prior year, and gross profit margin increased to 29.1% in the six months ended June 30, 1997 from 28.8% in the comparable period in the prior year. The increase in gross profit was primarily due to the increase in Stellex Aerospace's sales. Gross margin benefited from an improvement in plant utilization and production efficiencies at Bandy due to the installation of new Fadal milling machines. These benefits were almost entirely offset by increased outsourcing necessitated by capacity constraints and raw material price increases on aluminum extrusions.

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

        EBITDA. Earnings before interest, income taxes, depreciation, amortization and non-cash charges ("EBITDA") totaled $3.1 million for the six months ended June 30, 1997, which was 33.1% better than 1997. The increase in EBITDA resulted primarily from increased volume coupled with stable administrative costs.

Liquidity and Capital Resources

        The Company provided (used) cash flows from operations of $4,522,000, ($4,548,000), $479,000, and $2,657,000 for the year ended December 31, 1998, the six month periods ended December 31, 1997 and June 30, 1997 and the year ended December 31, 1996, respectively. Cash flows from operations for the year ended December 31, 1998 were primarily impacted by increased cash earnings offset by the build-up in trade receivables and an increase in inventories which resulted from overall increased sales activity and tooling investments for future program deliveries at Monitor.

        The Company used cash flows for investing activities, excluding cash flows used in connection with the Kleinert Acquisition, the W-J Acquisition, and the Monitor Acquisition, of $5,434,000, $1,289,100, $835,000, and $1,048,000 for
the year ended December 31, 1998, the six month periods ended December 31, 1997 and June 30, 1997 and the year ended December 31, 1996, respectively. Cash flows utilized over the periods presented were primarily supporting investments in machinery to accommodate a rising level of production orders resulting from increasing levels of aircraft manufacturing activity.

        The Company used cash flows from financing activities, excluding cash flows used in connection with the Kleinert Acquisition, the W-J Acquisition, and the Monitor Acquisition of $4,061,000, $7,924,300, $272,000, and $1,407,000 for
the year ended December 31, 1998, the six month periods ended December 31, 1997 and June 30, 1997 and the year ended December 31, 1996, respectively. During 1998 and 1997, cash flows from financing activities were primarily impacted by borrowings under the Revolving Loan Facility to fund working capital due primarily to the exclusion of the trade receivables as part of the assets purchased in the WJ Acquisition coupled with investments in tooling for future program deliveries at Monitor. During 1996, the Company repaid outstanding long term indebtedness in excess of $2,000,000, offset by a consistent level of borrowings approximating $750,000 under existing lines of credit primarily for the purpose of building inventories to support the growing levels of new aircraft production and replacement parts requirements.

        In connection with the Monitor Acquisition, the Company amended and restated the Credit Agreement to, among other things, increase the maximum revolving credit borrowing availability thereunder by $10 million to $35 million and modify certain covenants. The Credit Agreement is comprised of a $115 million Term Loan Facility and a $35 million Revolving Loan Facility. The Term Loan Facility includes a $30 million term loan (the "Term A Loan") having a final scheduled maturity of December 31, 2003, a $60 million term loan (the "Term B Loan") having a final scheduled maturity of December 31, 2005, and an acquisition term loan facility (the "Acquisition Term Loan") of $25 million having a final scheduled maturity of December 31, 2003. The Revolving Loan Facility has a scheduled maturity of December 31, 2003.

        Borrowings under the Revolving Loan Facility may be either base rate loans, which bear interest at Societe Generale's ("lender") base rate plus a margin of between 0.75% and 1.50% depending on the Company's leverage ratio or Eurodollar rate loans, which bear interest at the lender's Eurodollar rate plus a margin of between 1.75% and 2.50% depending on the Company's leverage ratio. Borrowings under the Revolving Loan Facility are limited to 85% of eligible accounts receivable and 50% of eligible inventories, and are available through December 31, 2005. The outstanding balance under the revolving loan facility was $13,500,000 at December 31, 1998. As a result of a significant customer advance received in January 1999, the Company repaid the existing balance outstanding under the Revolving Loan Facility.

        The Term A Loan is  payable  in 22  consecutive  quarterly  installments
(payments escalate from $750,000 to $2,250,000) from September 1998 through December 2003. At the option of the Company, the interest rate on the loans is based on the lender's base rate plus a margin of between 0.75% and 1.50% depending on the Company's leverage ratio, or Eurodollar rate plus a margin of between 1.75% and 2.50% depending on the Company's leverage ratio. The average interest rate for the year was 8.0%. At December 31, 1998, the interest rate was 7.5%. The outstanding balance under the Term A Loan was $28,500,000 at December 31, 1998.

        The Term B Loan is  payable  in 30  consecutive  quarterly  installments
(payments escalate from $150,000 to $7,700,000) from September 1998 through December 2005. At the option of the Company, the interest rate on the loans is based on the lender's base rate plus a margin of between 1.50% and 2.00% depending on the Company's leverage ratio, or Eurodollar rate plus a margin of between 2.50% and 3.00% depending on the Company's leverage ratio. The average interest rate for the year was 8.5%. The outstanding balance under the Term Loan B was $59,700,000 at December 31, 1998. At December 31, 1998, the interest rate was 8.0%.

        The Credit Agreement is collateralized by substantially all of the assets of the Company and is guaranteed, on a full and unconditional basis, by all of the subsidiaries of Stellex. The Credit Agreement requires the Company to maintain a minimum fixed charges coverage ratio and interest coverage ratio, as defined, minimum net worth and a maximum leverage ratio. The Credit Agreement also restricts the Company's ability to incur additional indebtedness, pay dividends or other significant activities without approval of the lenders. The Company was in compliance with these covenants at December 31, 1998.

        The Company's primary liquidity demands will be for capital expenditures and working capital needs. During 1999, based on the Company's existing operations, the Company expects to spend approximately $8.0 million on capital projects, primarily to maintain its facilities and expand and improve its production capacity in order to take advantage of profitable market opportunities. Based on its existing operations, the Company anticipates capital expenditures for the foreseeable future to remain consistent with the level of capital expenditures for 1998, in order to continue to support facilities maintenance, production capacity expansion and existing equipment upgrade programs. In connection with the W-J Acquisition, Stellex Microwave entered into a Gallium Arsenide and Thin Film Supply and Services Agreement, pursuant to which Stellex Microwave will purchase gallium arsenide and thin film parts used in the manufacture of microwave subsystems and modules. Pursuant to this agreement, Stellex Microwave is responsible for certain product development and process costs associated with the maintenance of Watkins-Johnson's gallium arsenide and thin film fabrication facility. See Part I, Item 1. "Business - Supply Contracts." To the extent cash flow from operations is insufficient to cover the Company's capital expenditure, debt service, working capital and other capital requirements, it expects to utilize its borrowing availability under the Credit Agreement.

        During March 1999, the Company borrowed approximately $16 million against the Credit Agreement in order to effect the purchase of Phoenix Microwave including acquisition related expenses, in addition to providing funds for the subsequent purchase of Phoenix Microwave's operating facilities.

        The Company's management believes that, based on its current level of operations and anticipated growth, its anticipated cash flow from operations and available borrowings under the Credit Agreement, its level of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments and any scheduled principal payments in the foreseeable future. The Company will, however, require additional financing to complete the pending acquisition of Precision Machining which is expected to occur in April 1999. The Company anticipates that such financing will consist of a combination of equity and debt financing, although no assurances can be given that such financing will be available or that the Precision Machining acquisition will be completed on the terms disclosed or at all.

Inflation and Changing Prices

        Inflation has not been material to the Company's operations for the periods presented.

Backlog

        The Company's backlog of purchase orders as of December 31, 1998 was $197.9 million ($99.5 million of which was related to products for the defense industry) and on a pro forma basis including Monitor as of December 31, 1997 was $208.9 million ($91.4 million of which was related to products for the defense industry), respectively. Backlog broken down by segment for the Aerostructures segment totals $121.4 million and $138.4 million as of December 31, 1998 and 1997, respectively, and for the Electronics segment totals $76.5 million and $70.5 million for the same periods, respectively. The Company includes in its backlog only those orders for which it has accepted purchase orders. However, backlog is not necessarily indicative of future sales. A substantial amount of the Company's backlog being cancelable at any time without penalty. In the event of cancellation, the Company, in most cases, can recover actual committed costs and profit on work performed up to the date of cancellation.

Environmental Matters

        The Company and its operations are subject to extensive federal, state, and local Environmental Laws that may change frequently. The Company can be expected to incur capital and operating expenses to maintain compliance with and to meet new applicable Environmental Laws. Based upon the underlying facts giving rise to its environmental regulatory obligations and technical reports prepared on the Company's facilities, the Company does not anticipate that any such capital or operating expenses will have a material adverse effect on the Company's results of operations. There can be no assurance, however, that unanticipated, future Environmental Laws or previously unidentified environmental conditions will not result in the Company having to incur material capital or operating expenses. In connection with the W-J Acquisition, the Company entered into a three-year sublease agreement with Watkins-Johnson for two buildings and a portion of a third building located at the Stanford Research Park in Palo Alto, California. Groundwater contamination was discovered in or about 1982 at the real property upon which these buildings are located. Watkins-Johnson has been remediating the groundwater under a portion of the property subleased by the Company pursuant to an order issued in 1990 by the California Department of Toxic Substances Control of the California Environmental Protection Agency (the 'DTSC'). Furthermore, Watkins-Johnson and other potentially responsible parties have entered into another order with the DTSC pursuant to which they are remediating a regional groundwater contamination problem on the Palo Alto property (the "Hillview-Porter Site") that also underlies a portion of the property that the Company subleases. Under the terms of the W-J Stock Purchase Agreement (as defined) and the sublease agreement, Watkins-Johnson has generally retained liability for contamination at the property that (i) occurred on or prior to the consummation of the W-J Acquisition and (ii) occurs during the term of the sublease agreement which is not caused primarily by the Company, and has agreed to indemnify the Company in connection therewith. While management believes the Company will not incur material costs or liability in connection with such contamination, there can be no assurance that it will not.

Impact of Recently Issued Accounting Standards

        In April 1998 the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-up Activities," which is effective for years beginning after December 15, 1998. This SOP establishes accounting standards for start-up costs and requires that they generally be expensed as incurred. This SOP will be implemented as of January 1, 1999, and is not expected to have a significant impact on the Company's financial position or results of operations.

        In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for the Company in fiscal 2000. Management anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the financial position of the Company or its results of operations.

        In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not fully assessed the implications of this new statement, but believes adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Year 2000 Issue

        The Year 2000 issue concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. The critical areas for the Company are viewed as: (1) compliance of products manufactured by the Company (primarily Stellex Microwave), (2) readiness of internal information and business systems, and (3) readiness of key suppliers of products and services.

        State of readiness: During 1997 and 1998, the Company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems, such as those with embedded chips and factory floor systems. Each operating company has responsibility for its own assessment and correction activities with teams in place at each operating unit. These activities have been periodically monitored by both local and corporate management. At the present time all of the Company's subsidiaries existing as of December 31, 1998 have substantially completed their internal IT and non-IT systems reviews for Year 2000 compliance. The remaining procedures in each company's assessment of the Year 2000 issue on its operations involve the completion of compliance testing. Significant vendors and customers have been contacted and queried and have substantially responded on their current status favorably. The Company's subsidiaries will continue to pursue other vendors and customers who have yet to respond. A year 2000 compliant upgrade to the IT systems of Stellex Microwave is substantially complete with only certain workstations and operating software requiring upgrade, the upgrade of which is expected to be completed during the second quarter of 1999.

        Year 2000 compliance assessments have already begun on the newly acquired Phoenix Microwave business, and in conjunction with due diligence activities relating to the intended acquisition of Precision Machining. Preliminary assessments of internal IT and non-IT systems indicate that no
significant  system  hardware  or  software   upgrades   will  be   required.
Completion of compliance testing and implementation of any required fixes is scheduled for completion by September 1999.

        Costs to address Year 2000 issues: To date, costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. The types of expenditures made and expected to be made include hardware and software upgrades, conversion costs, and compliance assessment reviews. Costs incurred to date are approximately $1,354,000. The remaining estimated costs, which will include the evaluation and correction of deficiencies at Precision and Phoenix, are expected to total approximately $350,000 and will be incurred substantially during the first half of 1999.

        Risks associated with Year 2000 issue: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Year 2000-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors, suppliers and customers. With respect to outside parties who have responded to requests for information concerning their state of readiness for Year 2000 compliance, they have indicated that their hardware, software, and related non-IT systems are currently or will be Year 2000 compliant within the 1999 calendar year. Evaluations of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations. Such disruptions could result in delays in the delivery or sale of products.

        Contingency plans: A complete contingency plan for suppliers, customers and mission critical systems impacted by Year 2000 issues is currently under development and is being evaluated in light of worst-case scenarios. One of the greatest areas of exposure is considered to be the ability for vendors to supply critical materials and services. The contingency plan addresses this concern through means such as double and triple sourcing certain critical products and services and evaluation of stockpiling of critical inventory prior to the year 2000 to assure uninterrupted manufacturing.

Forward Looking Statements

        Certain statements in this Annual Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance as they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: changes in the competitive marketplace, changes in the overall pricing environment, changes in global economic conditions, the risks associated with the Company's dependence on a limited number of large customers, the risk of loss of certain significant military programs, and the risks associated with the consolidation, restructuring, and changes in ownership in the defense and aerospace industry.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

        At December 31, 1998, the Company's total outstanding debt was comprised of fixed interest rate obligations of $109,491,000 and variable interest rate obligations of $102,243,000.

        The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt:


                                          Variable Rate Debt                                 Fixed Rate Debt
                                          ------------------                                 ---------------
                                                                                  Senior
  Year ending            Term Loan    Term Loan      Revolving                 Subordinated      Sellers
  December 31,                A           B        Loan Facility     Other         Notes          Notes        Other
  ------------                -           -        -------------     -----         -----          -----        -----

1999                      $ 3,000       $   600               -       $214                -      $ 1,750            -
2000                        3,750           600               -        116                -            -            -
2001                        5,250           600               -        107                -        5,180            -
2002                        7,500           600               -         97                -            -      $ 2,561
2003                        9,000           600               -          9                -            -            -
Thereafter                      -        56,700      $   13,500          -       $  100,000            -            -
                          -------       -------      ----------       ----       ----------      -------      -------
Total                     $28,500       $59,700      $   13,500       $543       $  100,000      $ 6,930      $ 2,561
                          =======       =======      ==========       ====       ==========      =======      =======
Fair Market Value         $28,500       $59,700      $   13,500       $543       $   86,250       $6,930       $2,561
                          =======       =======      ==========       ====       ==========      =======      =======


        Based upon the Company's current level of variable rate debt, a 1% increase or decrease in interest rates will cause an approximate $1.0 million increase or decrease in annual interest expense.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On December 2, 1998, the Board of Directors of Stellex Industries, Inc. and subsidiaries resolved to (i) engage Deloitte & Touche LLP as the independent accountants for all of Stellex Industries, Inc. and subsidiaries for the year ended December 31, 1998 and (ii) dismiss PricewaterhouseCoopers as independent accountants of KII Holding Corp. and subsidiaries, a significant consolidated subsidiary of Stellex Industries, Inc. and subsidiaries.

        PricewaterhouseCoopers LLP had audited the consolidated balance sheets of KII Holdings Corp. and subsidiaries (formerly Kleinert Industries, Inc.), as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the six-month period ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the years ended December 31, 1996 and 1995 (predecessor).

        During the years ended December 31, 1997 and 1996 and the subsequent interim period through December 2, 1998, (i) there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subjective matter of the disagreement, and (ii) PricewaterhouseCoopers LLP has not advised the registrant of any reportable events as defined in paragraph (A) through (D) of Regulation S-K Item 304 (a) (1) (v).

        The independent auditors' report of PricewaterhouseCoopers LLP on the consolidated financial statement of KII Holdings Corp. and subsidiaries as of and for the years ended December 31, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

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

Name                       Age   Position
----                       ---   --------
Richard L. Kramer........   49   Chairman of the Board of Directors and Director of Stellex
                                 Industries, Inc.
William L. Remley........   48   Vice Chairman, President, Chief Executive Officer,
                                 Treasurer and Director of Stellex Industries, Inc.
P. Roger Byer............   53   Chief Financial Officer of Stellex Industries, Inc.
Keith D. Gilbert.........   56   President and Chief Executive Officer of Stellex Microwave
                                 Systems, Inc.

Bradley C. Call..........   55   President and Chief Executive Officer of Stellex Aerospace
                                 and Stellex Aerospace Holdings, Inc.
R. Bruce Andrews.........   56   President and Chief Executive Officer of Monitor Aerospace
                                 Corporation
Paul Dudek...............   48   Chief Financial Officer of Stellex Microwave
Julius E. Hodge..........   48   Chief Financial Officer of Stellex Aerospace
Lawrence R. Smith........   53   President of Paragon Precision Products
John Barriatua...........   63   President of General Inspection Laboratories, Inc.
Roland H. Marti..........   53   President of Scanning Electron Analysis Laboratories, Inc.
Thomas B. Fulton.........   50   President of Bandy Machining International
Constantinos Kamnitsis...   55   President of Phoenix Microwave Corporation

        Richard L. Kramer became the Chairman of the Board of Directors and a director of the Company in September 1997, shortly after its formation. Mr. Kramer is also Chairman and a director of Mentmore Holdings Corporation, CPT Holdings. Inc., a manufacturer of specialty structural steel profiles, Weldotron Corporation, a packaging equipment manufacturer, Orion Acquisition Corp. II, an investment company, Precise Technology, Inc., a full-service, custom injection molder of precision plastic products, and Republic Properties Corporation. Mr. Kramer is a director of J&L Structural, Inc., Precise Holding Corporation, Trinity Investment Corp. and Sunderland Industrial Holdings Corporation. Mr. Kramer is a non-employee director of Stellex and does not receive compensation for acting in such capacity other than reimbursement for out-of-pocket expenses incurred to attend meetings of the Board of Directors and visit the Company's offices or other locations on behalf of the Company for any special purpose.

        William L. Remley became the Vice Chairman, Chief Executive Officer and a director of the Company in September 1997, shortly after its formation. Mr. Remley is also President, Chief Executive Officer and a director of Mentmore Holdings Corporation and Weldotron Corporation, Vice-Chairman, Chief Executive Officer and a director of Texfi Industries Inc., President and a director of CPT Holdings Inc., Orion Acquisition Corp. II and Vice Chairman, Treasurer and a director of Precise Technology, Inc., a full-service, custom injection molder of precision plastic products. Mr. Remley is a director of J&L Structural, Inc., Republic Properties Corporation, Precise Holding Corporation, Trinity Investment Corp. and Sunderland Industrial Holdings Corporation.

        P. Roger Byer became the Chief Financial Officer of the Company in September 1998, shortly after its formation. Prior to joining the Company, Mr. Byer was Vice President of Finance at General Aquatics (successor to KDI Corporation) since its formation in 1995. Prior to General Aquatics Mr. Byer held the position of Vice President of Finance with KDI Corporation from 1987 to 1995. Mr. Byer spent nine years in the New York office of Arthur Andersen, where he functioned as an Audit Manager. After leaving Arthur Andersen, Mr. Byer worked at various firms in the capacity of Assistant Controller and Director of Auditing until 1976 when he joined the Keene Corporation, initially as Assistant Controller and later as Vice President of Finance.

        Keith D. Gilbert became the President and Chief Executive Officer of Stellex Microwave in October 1997 upon consummation of the W-J Acquisition. Prior to joining Stellex Microwave, Mr. Gilbert held the positions of Executive Vice President of Watkins-Johnson from November 1995 and acting President of
TSMD from April 1998, respectively, until the consummation of the W-J Acquisition. Prior to this time, Mr. Gilbert was employed by Watkins-Johnson for 31 years in a variety of positions, including President of the Electronics Group from March 1993 until February 1995 and Vice President of the Defense Group from 1990 until March 1993. Mr. Gilbert currently provides consulting services to Watkins-Johnson.

        Bradley C. Call became the President and Chief Executive Officer of Stellex Aerospace in July 1997 and of Stellex Aerospace Holdings, Inc. in June 1998. Prior to joining Stellex Aerospace, Mr. Call was employed by Kleinert as Chairman, President and Chief Executive Officer from September 1988 until the consummation of the Kleinert Acquisition in July 1997. Mr. Call has also held the position of President of Bandy from January 1994 until November 1997. Mr. Call is a director of Unihealth and Pacificare Health Systems.

        R. Bruce Andrews joined Monitor in 1994 and has over 30 years experience in the aerospace and nuclear industries. He had previously held senior management posts at UNC, Inc., a publicly listed aviation services company which was acquired by General Electric. Mr. Andrews is responsible for the day to day operations and has been the major catalyst in Monitor's repositioning itself as an entity totally committed and responsive to the commercial marketplace.

        Paul Dudek became Chief Financial Officer of Stellex Microwave in January 1998. Prior to joining Stellex Microwave, Mr. Dudek was employed by AlliedSignal Aerospace as Vice President, Finance of Aerospace Equipment Systems from November 1994 until December 1998. Prior to this time, Mr. Dudek was employed by General Electric Capital Corporation from November 1991 until November 1994 as the Senior Vice President and Chief Financial Officer for the Modular Space and Transportation Equipment Financing divisions.

        Julius E. Hodge became the Chief Financial Officer of Stellex Aerospace in July 1997. Prior to joining Stellex Aerospace, Mr. Hodge was employed by Kleinert as Chief Financial Officer from May 1989 until the consummation of the Kleinert Acquisition in July 1998.

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

        Constantinos Kamnitsis has held the position as President and Chief Executive Officer of Phoenix Microwave Corporation since its inception in 1989.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation of Executive Officers

        The following table sets forth the compensation paid by the Company or its predecessor to (i) the Company's current Chief Executive Officer and (ii) the four next most highly compensated individuals serving as executive officers of the Company whose annual compensation exceeded $100,000 in 1998 and 1997 (the "named executive officers".)

                           Summary Compensation Table

                                                                 Annual Compensation
                                                                 -------------------
                                                                            Other Annual     All Other
                                                     Salary       Bonus     Compensation    Compensation
Name and Principal Position                 Year       ($)         ($)          ($)              ($)
---------------------------                 ----       ---         ---          ---              ---
William L. Remley,
    Chief Executive Officer of Stellex      1998     150,000     150,000        -                 -
    Industries, Inc.(a)................     1997        -           -           -                 -

P. Roger Byer
    Chief Financial Officer of Stellex      1998     150,000      75,000        -                 -
    Industries, Inc.(b)................     1997        -           -           -                 -

Keith D. Gilbert,
    President and Chief Executive           1998     257,000     125,000        -                7,600
    Officer of Stellex Microwave(c)....     1997      24,960      63,898                         1,575

Bradley C. Call,
    President and Chief Executive           1998     273,895       80,000       -                9,990(e)
    Officer of Stellex Aerospace(d)....     1997     222,784       80,000       -              739,276(f)

R. Bruce Andrews,
    President and Chief Executive           1998     262,500     186,861        -               13,791(h)
    Officer of Monitor(g)..............     1997        -           -           -                 -

(a) Mr. Remley is an executive officer and director of Mentmore, which, pursuant to the Management Agreement (as defined), provides the Company with general management, advisory, consulting, strategic planning, and other services in exchange for an annual management fee. See Part III, Item
     13. "Certain Relationships and Related Transactions -Management Agreement with Mentmore." The amounts reflected for Mr. Remley do not include payments to Mentmore under the Management Agreement.

(b) Mr. Byer is an officer of Mentmore, which, pursuant to the Management Agreement (as defined), provides the Company with general management, advisory, consulting, strategic planning, and other services in exchange for an annual management fee. See Part III, Item 13. "Certain Relationships and Related Transactions - Management Agreement with Mentmore." The amounts reflected for Mr. Byer do not include payments to Mentmore under the Management Agreement.

(c) Mr. Gilbert's compensation for 1997 reflects the compensation earned from November 1, 1997 to December 31, 1997 following the W-J Acquisition on October 31, 1997. All Other Compensation in 1998 reflects 401(k) employer contribution of $7,600 and 1997 consists of a management incentive bonus plan award of $1,575.

(d) Mr. Call was employed from January 1, 1997 to July 1, 1997 as Chairman, President and Chief Executive Officer of Kleinert (predecessor to Stellex) and $108,675 of the salary presented for 1997 relates to such employment. Subsequent to July 1, 1997, Mr. Call was employed as President and Chief Executive Officer of Stellex Aerospace, and $114,109 of the salary presented for 1997 relates to such employment from July 1, 1997 to December 31, 1997.

(e) Reflects 401(k) employer contribution of $4,800 and term life insurance premiums of $5,190.

(f) Mr. Call received $730,132 from Kleinert Industries, Inc. in connection with the consummation of the Kleinert Acquisition. See Part III, Item 13. "Certain Relationships and Related Transactions - The Kleinert
     Acquisition." All other compensation also includes 401(k) employer contributions of $4,800 and term life insurance premiums of $4,344. Fifty percent of each of such amounts relate on a pro rata basis to each of the periods of Mr. Call's employment described in footnote (d) above.

(g) Mr. Andrews' compensation represents salary received between May 29, 1998 and December 31, 1998 as President and Chief Executive Officer of Monitor subsequent to the date of acquisition of Monitor.

(h Consists of insurance premiums paid for the benefit of Mr. Andrews and an automobile allowance.

Option Grants and Exercises and Long-Term Incentive Awards in Last Fiscal Year

     The following table provides information, with respect to the named executive officers of the Company, concerning the grant of options as KII Holding, a wholly-owned subsidiary of Stellex, during the fiscal year ended December 31, 1998, and the potential value of unexercised options on an aggregated basis.


                      Option Grants in the Last Fiscal Year

                      Number of
                      Securities      % of Total
                      Underlying       Options                                         Potential Realizable Value
                       Options        Granted to       Exercise                        at Assumed Annual Rates of
                       Granted       Employees in       Price         Expiration       Stock Price Appreciation
       Name             (#)(1)        Fiscal Year      ($/Share)         Date               for Option Term
       ----             ------        -----------      ---------         ----               ---------------
                                                                                            5%             10%
                                                                                            --             ---
Bradley C. Call          521.3            42%             $391        July 1, 2007      $457,000         $826,000

(1)  The  Options  are  exercisable  for  shares of Class A Common  Stock of KII
     Holding  Corp., a  wholly-owned  subsidiary of Stellex.  See "- KII Holding
     Corp. 1998 Option Plan." These options together with other options granted to employees of KII Holding represent approximately 11% of the outstanding common stock of KII Holding on a fully diluted basis.

     The following table provides information with respect to the named executive officer holding options at KII Holding, a wholly-owned subsidiary of Stellex, concerning the exercise of options during the year ended December 31, 1998 and unexercised options as at December 31, 1998.



                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year-End Option Values

                      Shares                                                             Value of Unexercised
                    Acquired on        Value             Number of Unexercised          In-the-Money Options at
                     Exercise        Realized        Options at December 31, 1998        December 31, 1998(1)
                                                     ----------------------------        --------------------
       Name             (#)             ($)           Exercisable/Unexercisable       Exercisable/Unexercisable
       ----             ---             ---           -------------------------       -------------------------

Bradley C. Call          -               -                     0/521.3                          0/$212,000


Compensation Committee Interlocks and Insider Participation

        The Company's compensation policies are determined and executive officer compensation decisions are made by the Board of Directors of Stellex. The Board of Directors of Stellex consists of Messrs. Kramer and Remley.

Mr. Remley is the Chief Executive Officer of Stellex.

Employment and Other Agreements

        Stellex Microwave is a party to an employment agreement with Keith D. Gilbert, President and Chief Executive Officer of Stellex Microwave. Mr. Gilbert's employment agreement commenced as of November 1, 1997 and will expire on December 31, 2000, unless sooner terminated. Under such agreement, Mr. Gilbert receives a base salary of $250,000 per annum, subject to annual increases at the discretion of Stellex Microwave's board of directors. Mr. Gilbert is also entitled to receive an annual incentive bonus of up to 75% of his base salary based upon Stellex Microwave's attainment of certain targeted levels of annual EBITDA (as defined in his agreement). Under the terms of his employment agreement, Mr. Gilbert is eligible to participate in all incentive, deferred compensation, savings and retirement, welfare benefit and fringe benefit plans, practices, policies and programs to the extent applicable generally to other peer executives of Stellex Microwave. In addition, Mr.
Gilbert is entitled to four weeks paid vacation per year and reimbursement for all reasonable expenses incurred by him in the discharge of his duties.

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

        SA Holdings is a party to an employment agreement with Bradley C. Call, pursuant to which Mr. Call serves as President and Chief Executive Officer of SA Holdings and Stellex Aerospace. Mr. Call's employment agreement commenced as of June 1, 1998 and will expire on June 30, 2002, unless sooner terminated. Under such agreement, Mr. Call receives a base salary of $300,000 per annum, subject to annual increases at the discretion of the board of directors of SA Holdings. Beginning with SA Holdings' fiscal year 1998, Mr. Call will also be entitled to receive an annual incentive bonus of up to 60% of his base salary based upon SA Holdings' attainment of certain targeted levels of annual EBITDA (as defined in his agreement). Under the terms of his employment agreement, Mr. Call is entitled to participate in all savings and retirement, welfare benefit and fringe benefit plans, practices, policies and programs to the extent applicable generally to other peer executives of Stellex Aerospace. In addition, Mr. Call is entitled to certain special allowances and benefits, four weeks paid vacation per year, and reimbursement for all reasonable expenses incurred by him in the discharge of his duties.

        Mr. Call's employment agreement may be terminated by SA Holdings at any time, with or without cause (as defined in his agreement). In the event Mr. Call's employment agreement is terminated by SA Holdings for cause, or Mr. Call terminates his own employment, SA Holdings will pay Mr. Call his base salary through the date of termination plus any compensation previously deferred by him (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the "Accrued Obligations"). In the event Mr. Call's employment agreement is terminated by SA Holdings due to Mr. Call's death or disability (as defined in his agreement), SA Holdings will pay Mr. Call, or his legal representatives, as the case may be,
(i) the Accrued Obligations plus (ii) any amounts due pursuant to the terms of any applicable welfare benefit plans plus (iii) any incentive bonus earned for the prior fiscal year to the extent not theretofore paid (the "Accrued Bonus"). In the event Mr. Call's employment agreement is terminated by SA Holdings other than for cause or Mr. Call's death or disability, SA Holdings will pay Mr. Call
(i) the Accrued Obligations plus (ii) the Accrued Bonus plus (iii) his base salary for the lesser of the remainder of the term of his employment agreement or one year plus (iv) a $5,000 lump sum payment in lieu of benefits continuation. For a period of one year following the termination of his employment, Mr. Call will be subject to provisions prohibiting his (i) solicitation or diversion of customers of SA Holdings or any of its subsidiaries or affiliates and (ii) solicitation of and (in the event Mr. Call's employment agreement is terminated by SA Holdings for cause or Mr. Call's disability) employment with certain significant employees of SA Holdings or any of its subsidiaries or affiliates. Mr. Call's employment agreement also contains provisions relating to (i) non-competition with SA Holdings or any of its subsidiaries or affiliates, (ii) non-disclosure of proprietary information of SA Holdings or any of its subsidiaries or affiliates and (iii) the assignment to SA Holdings of ownership of certain intellectual property conceived by Mr. Call during his employment.

        Monitor is a party to an employment agreement with R. Bruce Andrews, pursuant to which Mr. Andrews serves as President and Chief Executive Officer of Monitor. Mr. Andrews' employment agreement commenced as of May 29, 1998 and will expire on December 31, 2002, unless sooner terminated. Under such agreement, Mr. Andrews receives a base salary of $450,000 per annum, subject to annual increases, and, pursuant to a separate agreement, a supplemental payment towards his retirement of $60,000 per annum. Beginning with Monitor's fiscal year 1998, Mr. Andrews will also be entitled to receive an annual incentive bonus of up to $500,000 based upon Monitor's attainment of certain targeted levels of annual EBITDA (as defined in his agreement). Under the terms of his employment agreement, Mr. Andrews is entitled to participate in all retirement, insurance and other employee benefit programs generally available to salaried employees of Monitor, subject to applicable eligibility requirements. In addition, Mr. Andrews is entitled to certain special allowances and benefits, four weeks paid vacation per year, and reimbursement for all reasonable expenses incurred by him in the discharge of his duties.

        Mr. Andrews' employment agreement may be terminated by Monitor at any time, with or without cause (as defined in his agreement). In the event Mr. Andrews' employment agreement is terminated by Monitor for cause or Mr. Andrews' death or disability (as defined in his agreement), or Mr. Andrews terminates his own employment without good reason (as defined in his agreement), Monitor will pay Mr. Andrews his base salary through the date of termination plus any compensation previously deferred by him (together with any accrued interest or earnings thereon) and any accrued and unused vacation pay, in each case to the extent not theretofore paid, plus any amounts due pursuant to the terms of any of Monitor's applicable retirement, life insurance or other programs (the "Accrued Obligations"). In the event Mr. Andrews' employment agreement is terminated by Monitor other than for cause or Mr. Andrews' death or disability, or Mr. Andrews terminates his own employment with good reason, Monitor will (i) pay Mr. Andrews the Accrued Obligations plus his base salary for six months,
(ii) continue for up to six months Mr. Andrews' coverage under applicable life, health and other insurance programs and (iii) reimburse Mr. Andrews up to $5,000 for certain relocation expenses. During the term of his agreement and for a period of one year following the termination of his employment, Mr. Andrews will be subject to provisions prohibiting his (i) solicitation or diversion of customers of Monitor or any of its subsidiaries or affiliates and (ii) competition with Monitor or any of its subsidiaries or affiliates in certain lines of business. Mr. Andrews' employment agreement also contains provisions relating to (i) non-solicitation of certain significant employees of Monitor for a period of one year following the termination of his employment, (ii) non-disclosure of proprietary information of Monitor or any of its subsidiaries or affiliates and (iii) the assignment to Monitor of ownership of certain intellectual property conceived by Mr. Andrews during his employment.

KII Holding Corp. 1998 Option Plan

        Pursuant to an Agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), KII Holding, a subsidiary of Stellex, granted stock appreciation rights ("SARs") to certain members of KII Holding's management. Effective December 31, 1998, KII Holding exchanged the outstanding SARs for options to purchase up to an aggregate of 1,238.1 shares of common stock of KII Holding (the "Option Plan"). Seventeen and one-half percent of the KII Holding Options granted vested on the date of grant and the remainder vest in equal installments between December 31, 1999 and December 31, 2002. The exercise price of the KII Holding Options is $391 per share, and the options generally become exercisable upon the earliest to occur of an initial public offering by KII Holding, SA Holdings, or Stellex Industries, a Corporate Transaction (which is defined in the Option Plan to generally mean a change of control of Stellex or KII Holding, a sale of all or substantially all of the assets of Stellex or KII Holding or the adoption of a plan of liquidation for Stellex Industries or KII Holding) or May 1, 2007. If the exercise event is an initial public offering by SA Holdings, Stellex
Industries, the Board of Directors of Stellex may convert the KII Holding Options into options to purchase Stellex's Common Stock pursuant to a conversion formula set forth in the Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth information concerning the beneficial ownership of Stellex's Common Stock as of March 1, 1999 by (i) each person known to the Company to own beneficially more than 5% of Stellex's outstanding Common Stock, (ii) by each director, executive officer and key employee of the Company and (iii) all such directors, executive officers and key employees as a group. All shares are owned with sole voting and investment power, unless otherwise indicated. See also, Item 13...with respect to the current and former ownership of certain equity and debt securities of the Company and its subsidiaries.

                                                              Common Stock
                                                              Beneficially
                                                                 Owned
Beneficial owner                                          Shares           %

Cottingham Trust (1996)(a)............................     892           89.2
Askrigg Trust (1996)(b)...............................      99            9.9
Richard L. Kramer.....................................     892(c)        89.2
William L. Remley.....................................     991(d)        99.1
P. Roger Byer.........................................       -              -
Keith D. Gilbert......................................       -              -
Bradley C. Call.......................................       -              -
R. Bruce Andrews......................................       -              -
Paul Dudek............................................       -              -
Julius E. Hodge.......................................       -              -
Lawrence R. Smith.....................................       -              -
John Barriatua........................................       -              -
Roland H. Marti.......................................       -              -
Thomas B. Fulton......................................       -              -
Constantinos Kamnitsis................................       -              -
                                                          ----           -----
Total Executive Officers and Directors as a Group.....     991           99.1

(a) The pool of contingent beneficiaries of Cottingham Trust (1996) ("Cottingham") is comprised of Richard L. Kramer and certain members of his family. The trustee of Cottingham, William L. Remley, exercises all powers with respect to investment or voting of securities owned by Cottingham and the selection and removal of the beneficiaries of Cottingham. The administrative office address of Cottingham is c/o Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, 200 Park Avenue, New York, New York 10016, Attn: Jay I. Gordon, Esq. Mr. Kramer, the Chairman of the Board of Directors and a director of Stellex and the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Kramer is the Vice Chairman, and Mr. Remley, Vice Chairman, Chief Executive Officer and a director of Stellex and Vice Chairman and a director of the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Remley is the Chairman, are the sole executive officers and directors of Mentmore, which provides management services to the Company.

(b) The pool of contingent beneficiaries of Askrigg Trust (1996) ("Askrigg") is comprised of William L. Remley and certain members of his family. The trustee of Askrigg, Gary R. Siegel, exercises all powers with respect to investment or voting of securities owned by Askrigg and the selection and removal of the beneficiaries of Askrigg. The administrative office address of Askrigg is c/o Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, 200 Park Avenue, New York, New York 10016, Attn: Jay I. Gordon, Esq. and an address of Mr. Siegel is c/o Mentmore Holdings Corporation, 1430 Broadway, 13th Floor, New York, NY 10018-3308. Mr. Remley, Vice Chairman, Chief
     Executive Officer and a director of Stellex and Vice Chairman and a director of the Subsidiary Guarantors, with the exception of Stellex Microwave of which Mr. Remley is the Chairman, is an executive officer and director of Mentmore, which provides management services to the Company.

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

Management Agreement with Mentmore

        Mentmore provides management services to Stellex and the Subsidiary Guarantors pursuant to the Amended and Restated Management Advisory Services Agreement effective as of May 29, 1998 (the "Management Agreement"), between Stellex, the Subsidiary Guarantors and Mentmore. Pursuant to the Management Agreement, Mentmore provides Stellex and the Subsidiary Guarantors with general management, advisory, consulting and other services with respect to the Company's business, including, without limitation, strategic planning, financial planning, accounting and financial reporting, consulting and assistance with respect to traditional treasury functions, general business development services, and oversight and review of tax preparation, planning and audits. Under the terms of the Management Agreement, Mentmore receives customary indemnification, reimbursement of certain costs and an annual management fee of $1.0 million, which is payable monthly, plus, from and after January 1, 1999, the amount by which 1% of the Company's total consolidated sales in any fiscal year exceeds such fee. The Management Agreement has a term of 10 years and is automatically extended for one additional year as of December 31 of each year during the term of the agreement unless either party shall have previously notified the other in writing on or before September 30 of its desire not to further extend the term. In addition, Mentmore may terminate the Management Agreement at any time upon 90 days prior written notice to the other parties thereto, and such parties may terminate the Management Agreement "for cause" (as defined in the Management Agreement). The sole executive officers and directors of Mentmore are Richard L. Kramer and William L. Remley.

        In connection with the Transactions, Mentmore received investment banking and financial advisory fees of $0.45 million, $1.0 million, and $1.0 million, respectively, in addition to the reimbursement of certain expenses. For the years ended December 31, 1998 and December 31, 1997, the Company paid an additional $1.0 million and $0.2 million in fees to Mentmore under the Management Agreement. In addition, Michael D. Schenker Co. L.P.A., whose principal is an officer of Mentmore, received customary fees in connection with services rendered in connection with the Transactions.

Tax Sharing Agreement

        The Company's liability for taxes is determined based upon a tax sharing agreement (the "Tax Sharing Agreement") entered into among Stellex and its subsidiaries. Under the Tax Sharing Agreement, Stellex and its subsidiaries are generally responsible for federal taxes based upon the amount that would be due if Stellex and its subsidiaries filed federal tax returns as a separate affiliated group of corporations rather than as part of Stellex's consolidated federal tax returns. The combined state tax liabilities are allocated to Stellex and its subsidiaries based on similar principles.

Relationship with Equity Investors

        In connection with the consummation of the Kleinert Acquisition, the W-J Acquisition and the Offering, certain equity investments in the Company were made by trusts or other entities owned by trusts, the beneficiaries of which are relatives of Richard L. Kramer and William L. Remley. Such investments consisted of the purchase for cash of shares of the Company's Series A Preferred Stock for an aggregate consideration of $7,450,000 and its Common Stock for an aggregate consideration of $50,000. In addition, a $4,000,000 promissory note (the
"Sunderland Note") issued to Sunderland Industrial Holdings Corporation ("Sunderland") in connection with the Kleinert Acquisition was exchanged, in connection with the consummation of the Transactions, for shares of the Company's Series A Preferred Stock having an aggregate stated value of $4,000,000. The Company's Series A Preferred Stock is not mandatorily redeemable at the option of the holder, and dividends thereunder are payable in cash or in kind at the option of the Company's Board of Directors, subject to restrictions under the

Indenture. Richard L. Kramer and William L. Remley are the principal executive officers and directors of Sunderland, whose outstanding capital stock is held by trusts, the beneficiaries of which are certain relatives of Messrs. Kramer and Remley.

The Kleinert Acquisition Transactions

        Pursuant to Stellex Aerospace Investor Agreement, six senior members of Stellex Aerospace's management team (the "Buyers") purchased 19.9% of the issued and outstanding shares of common stock of KII Holding, the parent holding company of Stellex Aerospace, for approximately $800,000. In addition, an entity beneficially owned by trusts established for the benefit of Messrs. Kramer and Remley and certain members of their families purchased KII Holding's remaining common stock for approximately $3.1 million and 84 shares
of  KII  Holding's  Series  A  Preferred   Stock,  having a  stated  value  of
$10,000   per  share   (the  "Series  A   Preferred   Stock"),  for   $840,000.
Effective December 31, 1998, certain of the Buyers exchanged their shares of KII Holding common stock for warrants to purchase Class B Common Stock
of   KII    Holding    (the   "KII    Warrants"),  initially   representing
approximately  17%  of  the  outstanding   common  stock  of  KII  Holding on a
fully-diluted  basis. The  exercise  price  of  the KII  Warrants  is  $.01  per
share,  and  the  KII   Warrants  generally  become  exercisable upon an initial
public offering of Stellex, SA Holdings or KII Holding, a Corporate Transaction (which is defined in the Option Plan to generally mean a change of control of Stellex or KII Holding, a sale of all or substantially all of the assets of Stellex or KII Holding or the adoption of a plan of liquidation for Stellex Industries or KII Holding) or May 1, 2007. Upon an initial public offering by SA Holdings or Stellex, the Board of Directors of the SA Holdings may require the holders of the KII Warrants to exercise their KII Warrants and exchange the shares of KII Holding's Class B Common Stock issuable thereunder for shares of SA Holdings or Stellex's Common Stock pursuant to a conversion formula set forth in the agreement governing the Warrants.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of documents filed as part of this Report:

     1. The financial statements listed on page F-1 are filed as part of thisReport.

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

*3.17 Certificate of Incorporation of Scanning Electron Analysis Laboratories, Inc.
*3.18     Bylaws of Scanning Electron Analysis Laboratories, Inc.
*3.19     Articles of Incorporation of General Inspection Laboratories, Inc.
*3.20     Bylaws of General Inspection Laboratories, Inc.
3.21      Certificate of Incorporation of Stellex Aerospace Holdings, Inc.
3.22      Bylaws of Stellex Aerospace Holdings, Inc.
3.23      Certificate of Incorporation of Monitor Aerospace Corporation.
3.24      Bylaws of Monitor Aerospace Corporation.
3.25      Certificate of Incorporation of Monitor Aerospace International Corp.
3.26      Bylaws of Monitor Aerospace International Corp.
3.27      Certificate of Incorporation of Monitor Marine Products, Inc.
3.28      Bylaws of Monitor Marine Products, Inc.
*4.1 Purchase Agreement dated as of October 23, 1997, by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc. and Societe Generale Securities Corporation, BT Alex. Brown Incorporated and Jefferies & Company, Inc.
*4.2 Indenture dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc. and Marine Midland Bank, as trustee.
*4.3 Registration Rights Agreement dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc. and Societe Generale Securities Corporation, BT Alex. Brown
          Incorporated and Jefferies & Company, Inc.
4.4 Supplemental Indenture No. 1, dated as of May 29, 1998 to Indenture dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc., General Inspection Laboratories, Inc., Stellex Aerospace Holdings, Inc., Monitor Aerospace Corporation, Monitor Aerospace International Corp., and Monitor Marine Products, Inc., and Marine Midland Bank, as trustee.
4.5 Supplemental Indenture No. 2, dated as of March 2, 1999 to Indenture dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc., General Inspection Laboratories, Inc., Stellex Aerospace Holdings, Inc., Monitor Aerospace Corporation, Monitor Aerospace International Corp., Monitor Marine Products, Inc., PMC Acquisition Corporation, Phoenix Microwave, Ltd. and Phoenix Microwave Corporation and Marine Midland Bank, as trustee.
*10.1 Credit Agreement dated as of October 31, 1997 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc. and Societe Generale, as Agent.
**10.2 Stock Purchase Agreement dated as of August 29, 1997 by and among TSMD Acquisition Corp., Watkins-Johnson Company and W-J TSMD Inc.
*10.3 Stock Purchase Agreement dated as of May 23, 1997, by and among KII Acquisition Corp. and Kleinert Industrie Holding AG.
*10.4 Stellex Aerospace Investor Agreement dated as of July 1, 1997, by and among KII Holding Corp. and Greystoke Capital Management Limited LDC, and Bradley C. Call, Julius E. Hodge, Lawrence R. Smith, John Barriatua, Roland H. Marti, Arun Kumar and Louis A. Brown.

*10.5 Promissory Note dated as of July 1, 1997 by KII Acquisition Corp. to Kleinert Industrie Holding AG.
*10.6 Promissory Note dated September 6, 1991 by Paragon Precision Products to Farm Bureau Life Insurance Company.
*10.7 Amended and Restated Management Advisory Services Agreement, effective as of November 1, 1997, by and between Mentmore Holdings Corporation, Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc.
*10.8 Tax Allocation and Indemnity Agreement dated as of October 31, 1997, and retroactively applied to the calendar year ended December 31, 1997, by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp., KII Acquisition Corp., Stellex Aerospace, Bandy Machining International, Paragon Precision Products, Scanning Electron Analysis Laboratories, Inc. and General Inspection Laboratories, Inc.
**10.9 Gallium Arsenide and Thin Film Supply and Services Agreement dated as of October 31, 1997 between Stellex Industries, Inc. and Watkins-Johnson Company.
**10.10 Metal Injection Molding, Glass Seal and Hybrid Assembly Facility Agreement dated as of October 31, 1997 between Stellex Industries, Inc. and Watkins-Johnson Company
**10.11   Cross  License   Agreement  dated  as  of  October  31,  1997  between
          Watkins-Johnson Company, Stellex Microwave Systems, Inc. and TSMD Acquisition Corp.
***10.12 Agreement and Plan of Merger dated as of April 28, 1998, by and among Stellex Aerospace Holdings, Inc., Soze Corp., and Monitor Aerospace Corporation.
***10.13 Amended and Restated Credit Agreement dated as of May 29, 1998, among the Company, the financial institutions from time to time party thereto, Societe Generale and First Union Commercial Corporation.
10.14 Waiver dated as of December 14, 1998, by and among Stellex Industries, Inc., the financial institutions from time to time parties to the Amended and Restated Credit Agreement dated as of May 29, 1998, among the Company, the financial institutions from time to time party thereto, Societe Generale and First Union Commercial Corporation., Societe Generale in its capacity as administrative agent and First Union Commercial Corporation, in its capacity as collateral agent.
10.15 Amended and Restated Management Advisory Services Agreement effective as of May 29, 1998 by and between Mentmore Holdings Corporation and Stellex Industries, Inc. and its subsidiaries.
10.16 First Amendment to the Tax Allocation and Indemnity Agreement dated as of May 29, 1998 by and among Stellex Industries, Inc., TSMD Acquisition Corp., Stellex Microwave Systems, Inc., KII Holding Corp, KII Acquisition Corp, Stellex Aerospace and its direct subsidiaries.
10.17 Employment Agreement by and between Stellex Microwave Systems, Inc. and Keith Gilbert, dated as of November 1, 1997.
10.18 Employment Agreement by and between Stellex Aerospace Holdings, Inc. and Bradley C. Call, dated as of June 1, 1998.
10.19     Employment Agreement by and between Monitor Aerospace  Corporation and
          R. Bruce Andrews, dated as of May 29, 1998.
10.20 Salary Continuation Agreement dated as of November 17, 1997 by and between Monitor Aerospace Corporation and R. Bruce Andrews
10.21     KII Holding Corp. 1998 Stock Option Plan.
10.22     Form of Option Agreement under the KII Holding Corp. 1998 Stock Option
          Plan
10.23     Form of Warrant Purchase Agreement
10.24     Form of Warrant Certificate
****10.25 Stock  Purchase  Agreement  dated  March 1,  1999 by and  between  PMC
          Acquisition Corporation, Phoenix Microwave Corporation, Constantinos Kamnitsis, as Representative and the sellers party thereto.
12.1      Computation of Earnings to Fixed Charges.
21.1      Subsidiaries of the Registrants.

27.1      Financial Data Schedule.

* Filed with Registration Statement No. 333-41939 and incorporated herein by reference.

**        Confidential  treatment  requested  for  a  portion  of  this  exhibit
          previously  filed  with  Registration   Statement  No.  333-41939  and
          incorporated herein by reference.

*** Filed with Form 8-K Current Report dated as of May 29, 1998 and incorporated herein by reference.

**** Filed with Form 8-K Current Report dated as of March 1, 1999 and incorporated herein by reference.

(b)       Reports on Form 8-K:

          On May 29, 1998, the Company reported to the Securities and Exchange Commission, under Item 2, Acquisition or Disposition of Assets, that on May 29, 1998, the Company acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance-critical applications located in Amityville, New York. The Company's acquisition of Monitor was effected pursuant to the Agreement and Plan of Merger dated as of April 28, 1998, by and among Stellex Aerospace Holdings, Inc., a subsidiary of the Company, Soze Corp., a wholly-owned subsidiary of Holdings, and Monitor.

          On December 8, 1998, the Company reported to the Securities and Exchange Commission under Item 4, Change in Registrant's Certifying Accountant, that on December 2, 1998, the Company resolved to (i) engage Deloitte & Touche LLP as the independent accountants for all of Stellex Industries, Inc. and subsidiaries for the year ended December 31, 1998 and (ii) dismiss PricewaterhouseCoopers as independent accountants of KII Holding Corp. and subsidiaries, a significant consolidated subsidiary of Stellex Industries, Inc. and subsidiaries.

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

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stellex Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Stellex Industries, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1998 and the six-month period ended December 31, 1997. We did not audit the financial statements of KII Holding Corp. (a consolidated subsidiary) which statements reflect total assets constituting 26% of consolidated total assets at December 31, 1997 and total revenues constituting 58% of consolidated total revenues for the six-month period then ended. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for KII Holding Corp. as of such date and for such period, is based solely on the report of such other auditors. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Stellex Industries, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998 and the six-month period ended December 31, 1997 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted a new accounting basis effective July 1, 1997 in connection with a change of ownership and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the book values of assets and related depreciation and amortization charges in the accompanying consolidated financial statements as of December 31, 1997 are not comparable to those of earlier periods presented.

DELOITTE & TOUCHE LLP

San Jose, California
March 4, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                   ----------



To the Board of Directors and Shareholder of KII Holding Corp. and Subsidiaries



We have audited the accompanying consolidated balance sheet of KII Holding Corp. and Subsidiaries (formerly Kleinert Industries, Inc. and Subsidiaries), a majority-owned subsidiary of Stellex Industries, Inc., as of December 31, 1997 and the consolidated statements of income, shareholder's equity, and cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the year ended December 31, 1996 (predecessor). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KII Holding Corp. and Subsidiaries (formerly Kleinert Industries, Inc. and Subsidiaries) as of December 31, 1997, and the consolidated results of their operations and their cash flows for the six months ended December 31, 1997 (successor) and June 30, 1997 (predecessor) and the year ended December 31, 1996 (predecessor) in conformity with generally accepted accounting principles.




PricewaterhouseCoopers LLP



Los Angeles, California

March 6, 1998

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                                                              December 31,
                                                                                                       ----------------------------
                                                        ASSETS                                           1998               1997
                                                                                                       ---------          ---------
Current assets:
   Cash and cash equivalents .................................................................         $   1,405          $   3,304
   Accounts receivable, less allowance for doubtful accounts
      ($373 in 1998 and $92 in 1997) .........................................................            28,452             15,232
   Inventories ...............................................................................            58,329             27,884
   Prepaid and other assets ..................................................................             3,200              3,753
   Deferred income taxes .....................................................................             3,318              2,173
                                                                                                       ---------          ---------
   Total current assets ......................................................................            94,704             52,346
Property, plant and equipment, net ...........................................................            53,871             31,506
Goodwill, net of accumulated amortization of $2,155
   in 1998 and $253 in 1997 ..................................................................            60,786             42,920
Other intangible assets, net of accumulated amortization of $2,803
   in 1998 and $394 in 1997 ..................................................................            52,552             12,595
Deferred financing costs, net of accumulated amortization of $938
   in 1998 and $91 in 1997 ...................................................................             9,033              5,356
Other assets .................................................................................             2,284              1,059
                                                                                                       ---------          ---------

   Total assets ..............................................................................         $ 273,230          $ 145,782
                                                                                                       =========          =========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of notes and capital lease obligations ....................................         $   5,533          $     140
   Accounts payable ..........................................................................            11,639              4,638
   Accrued liabilities .......................................................................            17,797             12,031
   Advance billings and customer deposits ....................................................               252              2,679
                                                                                                       ---------          ---------
   Total current liabilities .................................................................            35,221             19,488
9 1/2% senior subordinated notes .............................................................           100,000            100,000
Long-term obligations, less current portion ..................................................           106,201             12,182
Deferred employee benefits ...................................................................             1,952              1,704
Deferred income taxes ........................................................................            20,029              2,446
Minority interest in KII Holding Corp. .......................................................                --              1,078
                                                                                                       ---------          ---------
   Total liabilities .........................................................................         $ 263,403          $ 136,898
                                                                                                       ---------          ---------
Commitments and contingencies (Notes 12, 15 and 16)
Stockholders' equity:
   Common stock, no par value, 1,000 shares authorized and outstanding .......................                50                 50
   Preferred stock, no par value: 500 shares authorized,
      229 shares issued and outstanding ......................................................            11,450             11,450
   Additional paid-in capital ................................................................             3,054                 --
   Accumulated deficit .......................................................................            (4,727)            (2,616)
                                                                                                       ---------          ---------
   Total stockholders' equity ................................................................             9,827              8,884
                                                                                                       ---------          ---------
   Total liabilities and stockholders' equity ................................................         $ 273,230          $ 145,782
                                                                                                       =========          =========


          See accompanying notes to consolidated financial statements.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                                 Year       Six Months Ended   Six Months Ended        Year
                                                           Ended December 31,  December 31,       June 30,        Ended December 31,
                                                                 1998             1997              1997               1996
                                                              ---------         ---------         ---------          ---------
                                                                                                (Predecessor)     (Predecessor)
Sales .................................................       $ 169,304         $  30,536         $  14,296          $  24,307
Cost of sales .........................................         122,263            24,732            10,140             17,367
                                                              ---------         ---------         ---------          ---------
Gross profit ..........................................          47,041             5,804             4,156              6,940
                                                              ---------         ---------         ---------          ---------
Operating expenses:
Selling, general and administrative ...................          21,695             5,081             1,783              3,629
Research and development ..............................           5,068               588                --                 --
Amortization of noncompete covenants,
   goodwill and other intangible costs ................           3,994               716                16                 31
                                                              ---------         ---------         ---------          ---------
Total operating expenses ..............................          30,757             6,385             1,799              3,660
                                                              ---------         ---------         ---------          ---------
Income (loss) from operations .........................          16,284              (581)            2,357              3,280
                                                              ---------         ---------         ---------          ---------
Other income (expense):
   Interest income ....................................              69                25                 5                 12
   Interest expense ...................................         (16,639)           (2,577)             (376)              (856)
   Other ..............................................             (73)              (14)             (103)               (58)
                                                              ---------         ---------         ---------          ---------
Total other expense ...................................         (16,643)           (2,566)             (474)              (902)
                                                              ---------         ---------         ---------          ---------
Income (loss) before provision for income
   taxes and extraordinary loss .......................            (359)           (3,147)            1,883              2,378
                                                              ---------         ---------         ---------          ---------
Provision (benefit) for income taxes ..................             588            (1,170)              753                945
                                                              ---------         ---------         ---------          ---------
Income (loss) before extraordinary loss ...............            (947)           (1,977)            1,130              1,433
Extraordinary loss on early extinguishment
   of debt (net of income tax benefit of
   $299 in 1997) ......................................              --              (448)               --                 --
                                                              ---------         ---------         ---------          ---------
Net income (loss) .....................................            (947)           (2,425)            1,130              1,433
Preferred stock dividends .............................          (1,164)             (191)               --                 --
                                                              ---------         ---------         ---------          ---------
Income (loss) applicable to common
   stockholders .......................................       $  (2,111)        $  (2,616)        $   1,130          $   1,433
                                                              =========         =========         =========          =========


          See accompanying notes to consolidated financial statements.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share data)

                                                                                                               Retained
                                                                                                Additional     Earnings
                                                          Common Stock        Preferred Stock     Paid-in    (Accumulated
                                                       Shares     Amount     Shares     Amount    Capital      Deficit)     Total
                                                       ------     ------     ------     ------    --------     --------     -----
Predecessor:
Balance, January 1, 1996 ..........................     10,000   $ 10,000         --         --   $  1,953     $    792    $ 12,745

Net income ........................................         --         --         --         --         --        1,433       1,433
                                                      --------   --------   --------   --------   --------     --------    --------
Balance, December 31, 1996 ........................     10,000     10,000                            1,953        2,225      14,178

Net income ........................................         --         --         --         --         --        1,130       1,130
                                                      --------   --------   --------   --------   --------     --------    --------

Balance, June 30, 1997 ............................     10,000   $ 10,000         --         --   $  1,953     $  3,355    $ 15,308
                                                      ========   ========   ========   ========   ========     ========    ========
The Company:
Issuance of stock .................................      1,000   $     50        229   $ 11,450         --           --    $ 11,500
Net loss ..........................................         --         --         --         --         --       (2,425)     (2,425)
Dividends declared on preferred stock .............         --         --         --         --         --         (191)       (191)
                                                      --------   --------   --------   --------   --------     --------    --------

Balance, December 31, 1997 ........................      1,000         50        229     11,450         --       (2,616)      8,884

Issuance of warrants and options in exchange for
     minority interest ............................         --         --         --         --      3,054           --       3,054
Net loss ..........................................         --         --         --         --         --         (947)       (947)
Dividends declared on preferred stock .............         --         --         --         --         --       (1,164)     (1,164)
                                                      --------   --------   --------   --------   --------     --------    --------

Balance, December 31, 1998 ........................      1,000   $     50        229   $ 11,450   $  3,054     $ (4,727)   $  9,827
                                                      ========   ========   ========   ========   ========     ========    ========


          See accompanying notes to consolidated financial statements.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                         Year         Six Months                           Year
                                                                         Ended          Ended      Six Months Ended       Ended
                                                                     December 31,    December 31,      June 30,        December 31,
                                                                         1998            1997            1997              1996
                                                                         ----            ----            ----              ----
                                                                                                    (Predecessor)      (Predecessor)
Cash Flows From Operating Activities
Net income (loss) ................................................    $   (947)      $ (2,425)        $  1,130          $  1,433
Reconciliation to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ...............................      15,837          2,132              878             1,691
     Gain on sale of property ....................................          (1)            (1)              (4)               (2)
     Deferred income taxes .......................................         583         (1,182)             125               254
     Stock compensation ..........................................       2,146            300               --                --
     Extraordinary loss on extinguishment
        of debt ..................................................          --            448               --                --
     Changes in assets and liabilities
        (net of acquisitions):
        Accounts receivable ......................................      (3,979)       (10,500)            (978)             (389)
        Inventories ..............................................      (7,238)         3,007           (1,078)           (1,074)
        Prepaid and other assets .................................         (33)        (2,754)            (108)             (275)
        Accounts payable .........................................         609          2,554              559               358
        Accrued liabilities ......................................      (2,018)         3,873               18               530
        Advance billings and customer deposits ...................        (437)            --               (3)              134
        Income taxes payable .....................................          --             --              (60)               (3)
                                                                      --------       --------         --------          --------
           Net cash provided by (used in) operating activities ...       4,522         (4,548)             479             2,657
                                                                      --------       --------         --------          --------
Cash Flows From Investing Activities
Net cash paid for acquisitions ...................................     (90,432)       (97,906)              --                --
Additions to property, plant and equipment .......................      (5,436)        (1,289)            (868)           (1,053)
Proceeds from sale of assets and other ...........................           2             --               33                 5
                                                                      --------       --------         --------          --------
           Net cash (used in) investing activities ...............     (95,866)       (99,195)            (835)           (1,048)
                                                                      --------       --------         --------          --------

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS-(CONTINUED)
                                 (in thousands)

                                                                         Year         Six Months                           Year
                                                                         Ended          Ended      Six Months Ended       Ended
                                                                     December 31,    December 31,      June 30,        December 31,
                                                                         1998            1997            1997              1996
                                                                         ----            ----            ----              ----
                                                                                                    (Predecessor)      (Predecessor)
Cash Flows From Financing Activities
     Issuance of senior subordinated notes,
        net of issuance costs ..................................      $      --      $  94,552        $      --         $      --
     Net borrowings on line of credit ..........................          6,000          7,500              300               735
     Net borrowings on notes payable ...........................             --            430              (28)           (2,142)
     Proceeds from borrowings in
        connection with Kleinert Acquisition ...................             --         19,300               --                --
     Proceeds from term loans, net of
        financing costs ........................................         85,384             --               --                --
     Repayment of term loans ...................................         (1,800)            --               --                --
     Proceeds from sales of stock ..............................             --             --               --
        (including minority interest) ..........................         12,278
     Repayments under capital lease
        obligations ............................................            (76)            (5)              --                --
     Repayment of other liabilities ............................            (63)            --               --                --
     Repayment of debt and notes payable in
        conjunction with Kleinert acquisition ..................             --        (27,330)              --                --
                                                                      ---------      ---------        ---------         ---------
        Net cash provided by (used in)
            financing activities ...............................         89,445        106,725              272            (1,407)
                                                                      ---------      ---------        ---------         ---------
        Net (decrease) increase in cash and
            cash equivalents ...................................         (1,899)         2,982              (84)              202
Cash and cash equivalents, beginning of year ...................          3,304            322              406               204
                                                                      ---------      ---------        ---------         ---------


Cash and cash equivalents, end of
     year ......................................................      $   1,405      $   3,304        $     322         $     406
                                                                      =========      =========        =========         =========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
        Interest ...............................................      $  15,380      $     750        $     378         $     864
        Income taxes, net ......................................      $      --      $     369        $     633         $     694

     Transactions in connection with the acquisition
        of Monitor in 1998 and Kleinert in 1997
        Note issued to seller ..................................      $   5,180      $   1,750        $      --         $      --
        Mortgage note assumed ..................................      $      --      $   2,600        $      --         $      --

     Non-cash exchange of common stock and
        vested SARs by certain members of KII
        Holding management into warrants and
        options of Common Stock of KII Holding
        (See Note 9) ............................................     $   3,054

          See accompanying notes to consolidated financial statements.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Organization and Description of Business

     Formation of Stellex Industries, Inc. - On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its article of incorporation to change its name to Stellex Industries, Inc. ("Stellex"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for
(i) 8,010 shares of common stock and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holding"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holding had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1998, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holding; the remaining equity interests were held by certain members of Kleinert management. These interests were acquired in 1998 (See Note 8). The transaction was accounted for as a reincorporation of KII Holding; accordingly, the financial statements of Stellex reflect the results of its operations commencing with the acquisition of Kleinert on July 1, 1997. Kleinert is the predecessor of Stellex, and financial information for Kleinert is presented as of December 31, 1996 and for the six months ended June 30, 1997 and the year ended December 31, 1996 in accordance with the rules and regulations of the Securities and Exchange Commission. References to the "Company" include both Stellex and its predecessor, Kleinert.

     Kleinert Acquisition - On July 1, 1997, KII Holding through a wholly-owned subsidiary (KII Acquisition Corp., a Delaware company) acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.6 million of indebtedness and the issuance to the seller of a note for approximately $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. Kleinert's corporate name was subsequently changed to Stellex Aerospace. Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries--Paragon Precision Products ("PPP"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("BMI").

     PPP specializes in the manufacture of precision aerospace components. GIL provides non-destructive testing services for inspecting critical parts and manufactured components. SEAL specializes in materials analysis and problem solving for government and industry. BMI manufactures precision hinges, door panels and hinges assemblies for both aerospace and industrial applications.

     TSMD Acquisition - On October 31, 1997, Stellex, through a wholly-owned subsidiary, TSMD Acquisition Corp., purchased 100% of the outstanding common stock of Stellex Microwave Systems, Inc. ("Stellex Microwave"), which comprised the operations of the Tactical Subsystems and Microwave Devices Sectors ("TSMD") of the Watkins-Johnson Company ("Watkins-Johnson"), for a net purchase price of approximately $82.1 million. The acquisition was accounted for using the purchase method of accounting with estimated fair value being assigned to the assets acquired and liabilities assumed. This allocation resulted in approximately $43.2 million being assigned to goodwill which is being amortized over 25 years. The purchase was financed primarily with the net proceeds from an offering of senior subordinated notes totaling $92.3 million (see Note 7). Stellex Microwave designs, markets and manufactures a broad range of microwave devices, modular subsystems and electronic equipment operating over the RF and microwave frequency bands for sale primarily for military and aerospace applications. Stellex's 1997 consolidated financial statements include the results of operations of Stellex Microwave from the acquisition date.

     Monitor Acquisition - On May 29, 1998, the Company acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance critical applications, located in Amityville, New York. Monitor has two wholly-owned subsidiaries, Monitor Aerospace International Corporation and Monitor Marine Products Inc. The acquisition was accounted for using the purchase method of accounting with estimated fair value being allocated to the assets acquired and liabilities assumed. This allocation resulted in approximately $19.6 million being assigned to goodwill which is being amortized over 30 years. Stellex's consolidated financial statements herein include the results of operations of Monitor from the acquisition date.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

1.   Organization and Description of Business - (Continued)

     The purchase price for Monitor was approximately $95.0 million including the assumption of approximately $26.5 million of debt and excluding transaction and financing fees and expenses of approximately $5.9 million. The Monitor Acquisition was financed through (i) borrowings of $95.7 million under a credit agreement as of May 29, 1998 ("Credit Agreement") and (ii) Monitor's issuance of a promissory note to certain former Monitor shareholders, in the principal amount of $5.2 million. Borrowings under the Credit Agreement were comprised of term loans in an aggregate principal amount of $90.0 million and revolving loans of approximately $17.0 million, of which $11.3 million was used to refinance the existing Company revolver and supply near term working capital requirements.

     Pro Forma Financial Information - The following unaudited pro forma financial information gives effect to the acquisition of Stellex Microwave and Monitor ("Acquisitions") which were acquired on October 31, 1997 and May 29, 1998 respectively. For purposes of the pro forma results of operations, the Acquisitions are reflected as of January 1, 1997. Furthermore, the pro forma results of operations below include certain pro forma adjustments to the predecessor operations of Stellex Aerospace for the six-month period ended June 30, 1997. The pro forma consolidated statements of operations exclude non-recurring charges directly related to the Acquisitions and which would affect expenses within the twelve months following the transactions, including
(i) investment banking and financial advisory fees of $1.5 million in 1997 and $1.0 million in 1998 paid to Mentmore Holdings Corporation, an affiliate, and
(ii) increases in cost of sales arising from the write-up of inventories of $3.0 million in 1997 and $4.0 million in 1998 at the date of consummation of the Acquisitions to fair market value.

     The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Acquisitions had actually taken place on the date indicated, and may not be indicative of the results of operations which may be obtainable in the future (in thousands):

                                                               Year Ended
                                                              December 31,
                                                              ------------
                                                          1998            1997
                                                          ----            ----

Sales ............................................       $207,390       $198,839
Income from operations ...........................         26,658         22,121
Net income .......................................          2,613            319
Income applicable to common stockholders .........          1,449            128

2.   Summary of Significant Accounting Policies

     Basis of Presentation - Stellex is a holding company, which has no operations or assets separate from its investments in its subsidiaries. The consolidated financial statements include the accounts of Stellex Microwave and SA Holdings. SA Holdings consists of its wholly-owned subsidiaries, Monitor Aerospace and KII Holding. KII Holding includes Stellex Aerospace and its wholly-owned subsidiaries (collectively, "Stellex Aerospace"). All significant intercompany transactions have been eliminated in consolidation.

     The financial statements of Kleinert (the predecessor of Stellex) include the accounts of Kleinert Industries, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

     The Company adopted a new accounting basis effective July 1, 1997 in connection with the change in ownership of Kleinert described in Note 1 and recorded net assets as of that date at the new owner's acquisition cost. Accordingly, the book value of assets and related depreciation and amortization charges in the consolidated financial statements subsequent to July 1, 1997 are not comparable to the earlier periods presented.

     Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investment instruments purchased with a maturity of three months or less.

     Inventories - Inventories are stated at the lower of cost or market. Inventories at Stellex Microwave and Stellex Aerospace are valued using the first-in, first-out method. Inventories at Monitor are valued using the weighted-average method and include direct production costs, manufacturing and engineering overhead and production tooling costs.

     Production tooling costs at Monitor are charged to expense over the estimated number of product deliveries based on the estimated life of the program. Monitor reevaluates its estimates regularly for all significant contracts and aircraft programs. Changes in estimates are reflected in the period in which they occur.

     In accordance with industry practice, certain inventories at Stellex Aerospace and Monitor are classified as current even though they are not expected to be realized in one year.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)

2.   Summary of Significant Accounting Policies (Continued)

     Property, Plant and Equipment - Property, plant and equipment are stated at cost, and are depreciated over the estimated useful lives of the assets, using the straight-line method of depreciation. Estimated useful lives are as follows:

     Building and improvements              20-40 years
     Leasehold improvements                 The lesser of the useful life or the
                                            remaining lease term
     Machinery and equipment.               3-20 years
     Office furniture and fixtures.         3-15 years
     Office equipment and computers         4-5 years
     Autos and trucks                       3-5 years

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

     Goodwill and Other Intangible Assets - Other intangible assets represent specifically identified intangible assets--favorable lease arrangements, customer lists, tradenames, patents, technology and assembled workforce--associated with the acquisitions of Stellex Microwave and Monitor Aerospace. These assets are being amortized over their estimated lives ranging from one to 30 years. Goodwill is being amortized over periods of 25 to 30 years. Goodwill of Kleinert was being amortized over 40 years prior to the Kleinert acquisition on July 1, 1997.

     Revenue Recognition and Receivables - Revenues, other than long-term contracts, and the related cost of sales are recorded upon shipment or completion of tasks as specified in the contract. Estimated product warranty costs are accrued at the time of shipment; actual warranty costs have not differed materially from these accrued estimates. Sales and allowable fees under cost-reimbursement contracts are recorded as costs are incurred. Long-term contract sales and cost of goods sold are recognized using the percentage-of-completion method based on the ratio of costs incurred to total estimated costs to complete the contract. Any anticipated losses on contracts are charged to earnings when identified. Government contracts have provisions for audit, price redetermination and other profit and cost limitations. Contracts may also be terminated without prior notice at the government's convenience. In the event of such termination, the Company may be compensated for the work performed, a reasonable allowance for profit, and commitments at the time of termination. The right to terminate for convenience has not had any significant effect on the Company's financial position or results of operations.

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

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

2.   Summary of Significant Accounting Policies - (Continued)

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

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company had two significant customers that, in aggregate, accounted for 49% and 33% of gross accounts receivable at December 31, 1998 and 1997, respectively. The Company's customer base principally includes the commercial aviation, defense, and aerospace industries. Management believes that factors associated with credit risk are relatively low based upon previous collections experience and the relative financial strength of its customers.

     The Company is directly affected by national and international economic conditions in the aerospace and defense industries. Additionally, the Company participates in a dynamic high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Company's future financial position or results of operations: advances and trends in new technologies and industry standards; competitive pressures resulting from new product introductions or price reductions on current products; changes in product mix; changes in the overall demand for products and services offered by the Company; changes in certain strategic partnerships or customer relationships; litigation or claims against the Company based on intellectual property, patent, product, regulatory or other factors; risk associated with changes in domestic and international economic and/or political conditions or regulations; availability of necessary raw material components; risks associated with Year 2000 compliance; and the Company's ability to attract and retain employees necessary to support its growth.

     Use of Estimates -The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant assumptions and estimates include allowance for bad debts, inventory obsolescence, percentage of completion on long-term contracts and warranty provisions. Actual results could differ from those estimates.

     Comprehensive Income - Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as the other basic financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. The Company had no items of comprehensive income (loss) other than net income
(loss) during the years ended December 31, 1998, 1997 and 1996.

     Recently Issued Accounting Standards - In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position
(SOP) 98-5, "Reporting on the Costs of Start-up Activities," which is effective for years beginning after December 15, 1998. This SOP establishes accounting standards for start-up costs and requires that they generally be expensed as incurred. This SOP will be implemented as of January 1, 1999, and is not expected to have a significant impact on the financial position or results of operations of the Company.

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 is effective for the Company in fiscal 2000. Management anticipates that accounting for transactions under SOP 98-1 will not have a material impact on the financial position or results of operations of the Company.

     In June 1998, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management has not fully assessed the implications of this new statement, but believes adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

     Reclassification - The accompanying financial statements have been reclassified to conform to the 1998 presentation.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

3.   Inventories

     Inventories consist of the following at December 31:

                                                       1998              1997
                                                       ----              ----
                                                           (in thousands)

     Raw materials ..............................    $ 15,470          $  8,088
     Work-in-process ............................      34,865            12,957
     Finished goods .............................       7,994             6,839
                                                     --------          --------

     Total ......................................    $ 58,329          $ 27,884
                                                     ========          ========

4.   Property, Plant and Equipment

     Property, plant and equipment consists of the following at December 31:

                                                       1998              1997
                                                       ----              ----
                                                           (in thousands)

     Land .......................................    $  6,465          $  1,000
     Building and improvements ..................       9,949             2,100
     Leasehold improvements .....................         103                95
     Machinery and equipment ....................      40,239            28,080
     Office furniture and fixtures ..............          65               449
     Office equipment and computers .............       3,074               817
     Projects in progress .......................         493               306
                                                     --------          --------
                                                       60,388            32,847
     Accumulated depreciation and amortization ..      (6,517)           (1,341)
                                                     --------          --------

     Total ......................................    $ 53,871          $ 31,506
                                                     ========          ========

5.   Other Intangible Assets

     Other intangible assets consists of the following at December 31:

                                                       1998              1997
                                                       ----              ----
                                                           (in thousands)

     Patents ....................................    $  4,058          $  4,058
     Tradename ..................................       4,500                --
     Existing technology ........................       3,513             3,513
     Assembled workforce ........................       6,228             3,639
     Computer systems ...........................         740                --
     Customer List ..............................      34,930                --
     Favorable rent .............................       1,779             1,779
                                                     --------          --------
                                                       55,748            12,989
     Accumulated amortization ...................      (3,196)             (394)
                                                     --------          --------

     Total ......................................    $ 52,552          $ 12,595
                                                     ========          ========

6.   Accrued Liabilities

     Accrued liabilities consist of the following at December 31:

                                                              1998        1997
                                                              ----        ----
                                                                (in thousands)
     Bonuses payable ......................................  $ 2,387     $ 2,892
     Interest payable .....................................    2,083       1,762
     Accrued workers' holiday and vacation liability ......    2,468       1,672
     Provision for losses on contracts ....................    1,325       1,644
     Dividends payable ....................................    1,355         191
     Accrued acquisition costs ............................    2,427       2,563
     Other ................................................    5,752       1,307
                                                             -------     -------

     Total ................................................  $17,797     $12,031
                                                             =======     =======

7.   Financing Arrangements

Lines of Credit

     Simultaneously with the acquisition of Monitor, the Company amended its Credit Agreement under the Amended and Restated Credit Agreement dated as of May 29, 1998 ("Credit Agreement"). The credit agreement is comprised of a $35.0 million revolving loan facility, a $90.0 million term loan facility, of which $1.8 million was repaid during 1998, and a $25.0 million acquisition loan facility which was unused at December 31, 1998. (See Note 1.)

     Borrowings under the revolving loan facility may be either base rate loans, which bear interest at Societe Generale's ("lender") base rate plus a margin of between 0.75% and 1.50% depending on the Company's leverage ratio, or Eurodollar rate loans, which bears interest at the lender's Eurodollar rate plus a margin of between 1.75% and 2.50% depending on the Company's leverage ratio. Borrowings under the revolving loan facility are limited to 85% of eligible accounts receivable and 50% of eligible inventories, and are available through December 31, 2005. The outstanding balance under the revolving loan facility was $13,500,000 at December 31, 1998. As a result of a significant customer advance received in January 1999, the Company repaid the existing balance outstanding under the revolving loan facility.

     The total term loan facility is comprised of a Term A and a Term B Loan. The Term A Loan is payable in 22 consecutive quarterly installments (payments escalate from $750,000 to $2,250,000) beginning September 1998 through December 2003. At the option of the Company the interest rate on the loans is based on lender's base plus a margin of between 0.75% and 1.50% depending on the Company's leverage ratio or Eurodollar plus a margin of between 1.75% and 2.50% depending on the Company's leverage ratio. As of December 31, 1998, the interest rate was 7.5% and the effective interest rate for the year was 8.0%. The outstanding balance under the Term A Loan was $28,500,000 at December 31, 1998.

     The Term B Loan is payable in 30 consecutive quarterly installments (payments escalate from $150,000 to $7,700,000) beginning September 1998 through December 2005. At the option of the Company the interest rate on the loans is based on lender's base rate plus a margin of between 1.50% and 2.00% depending on the Company's leverage ratio or Eurodollar plus a margin of betwen 2.50% and 3.00% depending on the Company's leverage ratio. As of December 31, 1998, the interest rate was 8.0% and the effective interest rate for the year was 8.5%. The outstanding balance under the Term Loan B was $59,700,000 at December 31, 1998.

     The Credit Agreement is collateralized by all of the assets of the Company and is guaranteed, on a full and unconditional basis, by all the subsidiaries of Stellex including Stellex Microwave, Stellex Aerospace and Monitor Aerospace. The Credit Agreement contains certain covenants including a minimum fixed charges coverage ratio and an interest coverage ratio, as defined, minimum net worth of $2,500,000 and a maximum leverage ratio. The Credit Agreement also restricts the Company's ability to incur additional indebtedness, pay dividends or other significant activities without approval of the lender. The Company was in compliance with its bank covenants at December 31, 1998.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   Financing Arrangements - (Continued)

9 1/2% Senior Subordinated Notes

     On October 23, 1997, Stellex issued $100 million principal amount 9 1/2% senior subordinated notes. The notes require semiannual interest payments and are due November 1, 2007. The notes are unsecured and are subordinated in right of payment to all existing and future indebtedness of Stellex. The notes are guaranteed, jointly and severally and fully and unconditionally, on an unsecured, senior subordinated basis, by each of Stellex's subsidiaries including all acquisitions subsequent to October 23, 1997. The indenture under which the notes were issued contains certain covenants that limit the ability of Stellex to incur additional indebtedness, to issue preferred stock, to make dividend payments or other distributions to stockholders, and to sell assets or stock of its subsidiaries. At December 31, 1998 the Company was in compliance with these covenants. Upon a change in control, as defined, the holders of the notes have the right to require Stellex to repurchase the notes at 101% of their principal amount, plus any accrued interest. Stellex may redeem the notes prior to 2007 at a premium, which declines over time. Debt issuance costs relating to the offering are included in long-term assets and are amortized to interest expense over the life of the debt. Seperate financial statements of the subsidiaries of Stellex that guarantee the notes are not presented because management has determined that they would not be material to investors.

Long-Term Obligations

Long-term obligations consist of the following at December 31:

                                                                                                           1998               1997
                                                                                                           ----               ----
                                                                                                                (In Thousands)
     Revolving line of credit .....................................................................      $ 13,500           $  7,500

     Term Loan A..................................................................................        528,500                 --

     Term Loan B ..................................................................................        59,700                 --

     7.785% Note payable, first deed of trust on PPP land and building with a net book value of $2,968,000; principal and interest payments
     of $22,000 due monthly with the balance of $2,363,000 due December 2001 ......................         2,561              2,624

     8% Note payable to Kleinert Industries Holding AG in connection with the Kleinert acquisition, interest payable annually and principal due
     July 1, 1999; guaranteed by Stellex Aerospace and each of its subsidiaries ...................         1,750              1,750

     8% Note payable to the sellers of Monitor in connection with the
     Monitor acquisition, interest payable quarterly and principal due
     May 29, 2000; guaranteed by Monitor ..........................................................         5,180                 --

     Obligations under capital leases .............................................................           446                448

     Other liabilities ............................................................................            97                 --
                                                                                                         --------           --------

     Total ........................................................................................       111,734             12,322

     Less current portion .........................................................................         5,533                140
                                                                                                         --------           --------

     Long-term portion ............................................................................      $106,201           $ 12,182
                                                                                                         ========           ========

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

7.   Financing Arrangements - (Continued)

     On October 31, 1997, Stellex paid off on behalf of KII Holding with the proceeds of the senior subordinated debt certain external debt consisting of:
$16,000,000 term note issued in connection with the acquisition of Kleinert payable to Societe Generale and maturing in 2004; a $2,500,000 promissory note also issued in connection with the acquisition payable to Trinity Investment Corp. maturing in 2005; and $1,230,000 of revolving credit borrowings under a bank credit facility. As a result, the Company recorded a loss comprised of unamortized debt issuance cost of $747,000 which has been reflected, net of income taxes, in the Company's consolidated statement of operations for 1997 as an extraordinary item.

     Maturities of long-term debt and capital leases (excluding the revolving line of credit) are as follows as of December 31, 1998:

                                                      Long-term         Capital
                                                         Debt           Leases
                                                         ----           ------
                                                           (In Thousands)
     1999 ....................................        $   5,433       $     142
     2000 ....................................            9,617             141
     2001 ....................................            8,284             132
     2002 ....................................            8,114             118
     2003 ....................................            9,613               9
     Thereafter ..............................          156,727              --
                                                      ---------       ---------
     Total ...................................        $ 197,788       $     542
                                                      ---------
     Less amount representing interest .......                              (96)
                                                                      ---------
     Total ...................................                        $     446
                                                                      =========

8.   Minority Interest

     Pursuant to an agreement entered into in connection with the Kleinert acquisition in 1997, certain members of Stellex Aerospace's management ("SA Management") purchased 19.9% of the common shares of KII Holding for $778,100.

     KII Holding had the right to redeem (the "Redemption Right") all, but not less than all, of any common stock of KII Holding held by SA Management upon the occurrence of certain events, including the death, disability or termination of SA Management, and for any reason after July 1, 2002. In addition, SA Management had the right to cause KII Holding to purchase all, but not less than all, of any common stock of KII Holding held by SA Management under similar conditions (the "Put Right"). The applicable purchase price to be received by SA Management upon the exercise of a Redemption Right or Put Right was based upon a formula set forth in the Stellex Investor Agreement. In addition, KII Holding granted SA Management the right to receive the net appreciation associated with an additional 10% of equity ownership in KII Holding. The value of these stock appreciation rights ("SARs") was computed under the same formula used for the Redemption Right and Put Right on the minority interests, and was payable under similar conditions. The minority interest for 1997 and 1998 was initially recorded in the financial statements at the amount paid by management and was adjusted for changes in value based on the underlying formulas for the minority interests and SARs, with a corresponding charge to compensation expense. This resulted in an expense of $300,000 for the six months ended December 31, 1997 and $2,146,000 for the year ended December 31, 1998.

     Effective December 31, 1998, certain members of SA Management exchanged their shares of KII Holding common stock for warrants to purchase Class B Common Stock of KII Holding and exchanged their SARs for stock options in Class A Common Stock of KII Holding. Neither the KII Holding Warrants nor the KII Holding 1998 Stock Options are subject to a Put Right. (See Note 9). In addition, the Company redeemed shares of common stock of KII Holding and vested SARs in equity of KII Holding owned by one member of SA Management for approximately $170,000 effective December 31, 1998. At December 31, 1998, there were no SARs outstanding and 100% of the common stock of KII Holdings was owned by Stellex.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES

9.   Shareholders' Equity

Preferred Stock

     In October 1997, the Company issued 229 shares of preferred stock for total gross proceeds of $11,450,000. Each holder of preferred stock is entitled to one vote for each share of preferred stock outstanding. When declared by the Board of Directors, the preferred stock holders are entitled to receive cumulative dividends at a rate of 10% per annum of the sum of the liquidation preference and any dividends which may be in arrears. Dividends of $1,354,900 and $191,000 had been declared but not paid on December 31, 1998 and 1997, respectively. In the event of liquidation, dissolution or winding up of the Company, the preferred stockholders shall receive a liquidation preference of $50,000 per share. The preferred stock is redeemable at the election of the Company at a price equal to the liquidation preference plus an amount equal to all dividends accrued and unpaid.

Options and Warrants

     Pursuant to an Agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), KII Holding, a subsidiary of Stellex, granted stock appreciation rights ("SARs") to certain members of KII Holding's management. Effective December 31, 1998, KII Holding exchanged the outstanding SARs for options to purchase up to an aggregate of 1,238.1 shares of Class A common stock of KII Holding (the "Option Plan"). Seventeen and one-half per cent of the KII Holding options granted vested on the date of grant and the remainder vest in equal installments between December 31, 1999 and December 31, 2002. The exercise price of the KII Holding options is $391 per share, and the options generally become exercisable upon the earliest to occur of an initial public offering by KII Holding, SA Holdings or Stellex Industries, a Corporate Transaction (which is defined in the Option Plan to generally mean a change of control of Stellex or KII Holding, a sale of all or substantially all of the assets of Stellex or KII Holding or the adoption of a plan of liquidation of Stellex Industries or KII Holding) or May 1, 2007. If the exercise event is an initial public offering by SA Holdings or Stellex Industries, the Board of Directors of Stellex may convert the KII Holding options into options to purchase Stellex's Common Stock pursuant to a conversion formula based upon fair value set forth in the Option Plan.

     Pursuant to the Stellex Aerospace Investor Agreement, six senior members of Stellex Aerospace's management team (the "Buyers") purchased 19.9% of the issued and outstanding shares of common stock of KII Holding, the parent holding company of Stellex Aerospace, for approximately $780,000. Effective December 31, 1998, certain of the Buyers exchanged their shares of KII Holding common stock for warrants to purchase Class B Common Stock of KII Holding (the "KII Warrants"), initially representing approximately 17% of the outstanding common stock of KII Holding on a fully-diluted basis. The exercise price of the KII Warrants is $.01 per share, and the KII Warrants generally become exercisable upon an initial public offering of Stellex, SA Holdings or KII Holding, a Corporate Transaction (which is defined to generally mean change of control of Stellex or KII Holding, a sale of all or substantially all of the assets of Stellex or KII Holding or the adoption of a plan of liquidation of Stellex Industries or KII Holding) or May 1, 2007. Upon an initial public offering by Stellex or SA Holdings, the Board of Directors of SA Holdings may require the holders of the KII Warrants to exercise their KII Warrants and exchange the shares of KII Holding's Class B Common Stock issuable thereunder for shares of SA Holdings or Stellex's Common Stock, respectively, pursuant to a conversion formula based upon fair value set forth in the agreement governing the KII Warrants.

10.  Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                   Year              Six Months           Six Months            Year
                                                   Ended               Ended                Ended               Ended
                                                December 31,        December 31,           June 30,          December 31,
                                                   1998                1997                  1997               1996
                                                   ----                ----                  ----               ----
                                                                                         (Predecessor)      (Predecessor)
Current:                                                                      (In Thousands)
   Federal ...............................        $    --            $    --                $   492            $   515
   State .................................              5                 12                    136                176
                                                  -------            -------                -------            -------
                                                        5                 12                    628                691
                                                  -------            -------                -------            -------
Deferred:
   Federal ...............................            251             (1,163)                    85                203
   State .................................            332                (19)                    40                 51
                                                  -------            -------                -------            -------
                                                      583             (1,182)                   125                254
                                                  -------            -------                -------            -------
Total ....................................        $   588            $(1,170)               $   753            $   945
                                                  =======            =======                =======            =======

     Deferred taxes are primarily the result of the use of accelerated depreciation for tax purposes, accrued expenses not currently deductible, and net operating loss and tax credit carryforwards.

     The Company's tax credit carryforwards for federal and state tax purposes were approximately $1,029,000 and $490,000, respectively; the credits begin to expire in 2012 for federal purposes. The carryovers may be limited under section 382 of the Internal Revenue Code as a result of the change in ownership.

     The Company's net operating loss carryforwards for federal and state tax purposes were approximately $16,464,000 and $12,084,000, respectively. The losses will begin to expire in 2012 for federal and 2002 for state purposes. The carryovers may be limited under section 382 of the Internal Revenue Code as a result of the change in ownership.

     The net deferred tax assets and liabilities at December 31 consist of the following:

                                                           1998            1997
                                                         -------         -------
                                                              (In Thousands)
     Current:

        Deferred tax assets ...................          $ 3,318         $ 2,173
        Deferred tax liabilities ..............               --              --
                                                         -------         -------

           Net deferred tax asset .............          $ 3,318         $ 2,173
                                                         =======         =======

     Long-term:
        Deferred tax liabilities ..............          $20,029         $ 3,127
        Deferred tax assets ...................               --             681
                                                         -------         -------

           Net deferred tax liability .........          $20,029         $ 2,446
                                                         =======         =======

            The differences between the effective income tax rates and the statutory federal income tax rate are as follows:

                                                   Year              Six Months           Six Months            Year
                                                   Ended               Ended                Ended               Ended
                                                December 31,        December 31,           June 30,          December 31,
                                                   1998                1997                  1997               1996
                                                   ----                ----                  ----               ----
                                                                                         (Predecessor)      (Predecessor)
Statutory federal tax rate ....................   (35.0)%             (35.0)%                 35.0%              35.0%
State taxes, net of federal benefit ...........    (0.6)%              (6.0)%                  6.1%               6.3%
Non-deductible goodwill amortization ..........    37.1%                 --                     --                 --
Change in value of minority interest ..........   177.4%                2.3%                    --                 --
Other .........................................   (15.1)%               1.6%                  (1.1)%             (1.6)%
                                                  -----               -----                  -----              -----

Effective rate ................................   163.8%              (37.1)%                 40.0%              39.7%
                                                  =====               =====                  =====              =====

11.  Employee Benefit Plans

     Unfunded Pension Benefits - The Company sponsors a defined benefit plan which covers four employees of Stellex Aerospace. The balance of unfunded pension benefits ($314,000 and $298,000 at December 31, 1998 and 1997, respectively) represents the net present value of estimated future payments based on actuarially determined life expectancies and discount rates of 6.50% and 7.75% at 1998 and 1997, respectively.

     Deferred Compensation Agreements - The Company has individual deferred compensation agreements with certain members of management. These agreements provide for monthly payments to be made to the individuals commencing upon their retirement and continuing for an agreed-upon term as set forth in the agreements, generally fifteen years. The amount of the payments is specified by each contract and is generally equal to forty percent of the employee's average compensation for the last five years of his employment as reduced by the amount of any company-provided benefits to which the employee is entitled from any other predecessor pension benefit plan. The agreements also contain other provisions entitling the employees to pre-retirement death benefits, disability benefits and survivor benefits.

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

     At December 31, 1998 and 1997, the deferred compensation liability was $1,638,000 and $1,406,000, respectively. The estimated liability was calculated based on actuarially determined estimates of compensation, mortality, retirement dates and other relevant factors pertaining to the participants and annual discount rates of 6.50% and 7.75% for 1998 and 1997, respectively. The related expense for the year ended December 31, 1998, the six months ended December 31, 1997, the six months ended June 30, 1997, and for the year ended December 31, 1996 was $232,000, $56,000, $57,000, and $210,000, respectively.

     Defined Contribution Plans - The Company sponsors two defined contribution plans which conform to the requirements of the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code as qualified defined contribution plans. Under the Stellex Microwave and Stellex Aerospace Plans, the Company matches employees' 401(k) salary deferrals up to 3% of eligible employee compensation. Total Company contributions were $1,408,000, $229,000, $133,000, and $223,000 for the year ended December 31, 1998, the six months ended December 31, 1997 and June 30, 1997 and for the year ended December 31, 1996, respectively. 12. Lease Commitments

     The Company leases office facilities and equipment under operating lease agreements which expire at various dates through 2004. The facility leases have renewal options. Certain leases provide for annual increases, at various dates, based upon percentage changes in the Consumer Price Index.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

12.  Lease Commitments - (Continued)

     Watkins-Johnson has agreed to sublease space to Stellex Microwave in Palo Alto, California until October 31, 2000. Such facilities are subject to an environmental remediation plan being monitored by various regulatory agencies. Under the terms of the Stellex Microwave Stock Purchase Agreement and the sublease agreement, Watkins-Johnson has generally retained liability for contamination of the property that (i) occurred on or prior to the sale and (ii) occurs during the term of the sublease agreement not caused primarily by Stellex Microwave, and has agreed to indemnify Stellex Microwave in connection therewith.

     Minimum annual rentals on facility and equipment leases are as follows (in thousands):

                                                                 Minimum Annual
                                                                    Rentals
                                                                    -------

     1999 .............................................             $4,464
     2000 .............................................              3,139
     2001 .............................................                298
     2002 .............................................                289
     2003 .............................................                143
     Thereafter .......................................                 14
                                                                    ------

     Total ............................................             $8,347
                                                                    ======

                                                   Year              Six Months           Six Months            Year
                                                   Ended               Ended                Ended               Ended
                                                December 31,        December 31,           June 30,          December 31,
                                                   1998                1997                  1997               1996
                                                   ----                ----                  ----               ----
                                                                                         (Predecessor)      (Predecessor)
     Rent expense...............................  $ 3,788              $ 839                  $350               $723

     The minimum annual rentals of $8,347,000 excludes minimum rentals for a new lease for the corporate headquarters. During 1998, Stellex and Mentmore entered into a lease for a new corporate headquarters. Under the terms of the lease, Mentmore and Stellex are tenants, jointly and severally, for a lease term of fifteen and a half years which expires March 15, 2014. The gross annual minimum rental obligations are $1,351,000 per year for years one through six, $1,483,000 per year for years seven through eleven, and $1,616,000 per year thereafter. Rent expense is allocated, under a rent sharing agreement, based upon historical income statement criteria for Stellex, Mentmore, and affiliates of Mentmore. Additionally, as a result of this lease, the Company is subject to a commitment for a letter of credit of $1,500,000 as a security deposit for the property.

13.  Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company to estimate the fair value for each class of its financial instruments.

     The fair value of cash and cash equivalents, accounts receivable and accounts payable approximates carrying value based upon their relative liquidity and their short-term nature.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

13.  Fair Value of Financial Instruments - (Continued)

     The fair value of the outstanding debt for the Revolving Line of Credit and the Term Loans approximates carrying value based upon the nature of the interest rate which is variable and consistent with a rate that would be made to the Company based upon current market conditions.

     The fair value of the outstanding notes payable approximates carrying value and is determined by discounting the future cash flows based upon the maturity date, interest rates that would be appropriate in similar current transactions, and other market conditions.

     The fair value of the 9-1/2% Senior Subordinated Notes is determined based upon quoted market prices for the same and similar issues. The carrying value of these notes is $94,552,300 (net of issuance costs) and the fair value is $86,250,000 at December 31, 1998. The carrying value approximated fair value at December 31, 1997.

14.  Segments and Related Information

     Stellex is organized based on the products and services that it offers. Under this organizational structure, the Company operates in two segments:
Aerostructures and Electronics. The Aerostructures segment was the first segment created when Stellex was formed in July 1997, concurrent with the acquisition of Kleinert Industries, Inc. On May 29, 1998, Stellex acquired Monitor Aerospace and included it in the Aerostructures segment based upon similarities in the products and customers. The Electronics segment was created on October 31, 1997, concurrent with the acquisition of the tactical subsystems and microwave devices businesses of Watkins-Johnson Company.

     The Aerostructures segment is a leading supplier of a broad range of complex aerostructure components and subsystems for both commercial and military aviation and space applications. Its customers are comprised of most of the major aircraft/space OEMs. Aerostructures products vary from the production of prototypes, small and large parts and complex assemblies. Examples of such products include hinges, door assemblies, bulkheads, drag strut assemblies, fittings and skins.

     The Electronics segment is a worldwide leader in the design, manufacture and marketing of highly integrated, multi-function microwave and millimeter wave subsystems for tactical missiles, electronic warfare, intelligence, and communications applications. Electronics products include missile subsystems, single function modules, and multi-function modules. These products are used in the generation, reception and translation of RF, microwave and millimeter wave signals used in radar, signal intelligence and data communication applications. The products also include a variety of modular components for microwave applications including, signal function mixers, amplifiers, and frequency doublers, as well as customer designs.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

14.  Segments and Related Information (Continued)

     Relevant segment information (expressed in thousands of dollars) for the year ended December 31, 1998, the six month periods ended December 31, 1997 and June 30, 1997 and the year ended December 31, 1996 were as follows:

                                                           Aerostructures     Electronics
                                                              Segment           Segment        Corporate       Total
                                                              -------           -------        ---------       -----
Year ended December 31, 1998
      Sales                                                   $90,074             $79,230         $ --          $169,304
      Gross Profit                                             22,173              24,868           --            47,041
      Income (loss) from operations                             9,665               7,661       (1,042)           16,284
      Depreciation and Amortization                             8,151               7,686           --            15,837
      Total Assets                                            165,938             106,391          901           273,230
      Capital Expenditures                                      3,337               1,574          525             5,436

Six Months ended December 31, 1997
      Sales                                                   $17,577             $12,959         $ --          $ 30,536
      Gross Profit                                              3,933               1,871           --             5,804
      Income  from operations                                   1,086              (1,367)        (300)             (581)
      Depreciation and Amortization                               884               1,248           --             2,132
      Total Assets                                             37,365             107,460          957           145,782
      Capital Expenditures                                      1,233                  56           --             1,289

Six Months ended June 30, 1997 (Predecessor)
      Sales                                                   $14,296                --             --          $ 14,296
      Gross Profit                                              4,156                --             --             4,156
      Income  from operations                                   2,357                --             --             2,357
      Depreciation and Amortization                               878                --             --               878
      Capital Expenditures                                        868                --             --               868

Year ended December 31, 1996 (Predecessor)
      Sales                                                   $24,307                --             --          $ 24,307
      Gross Profit                                              6,940                --             --             6,940
      Income from operations                                    3,280                --             --             3,280
      Depreciation and Amortization                             1,691                --             --             1,691
      Total Assets                                             29,614                --             --            29,614
      Capital Expenditures                                      1,053                --             --             1,053

     Stellex has two significant customers. One customer of the Electronics segment accounted for 23% and 20% of total enterprise sales for the year ended December 31, 1998 and the six months ended December 31, 1997, respectively. The other, an Aerostructures customer, accounted for 24% and 11% of total enterprise sales for the year ended December 31, 1998 and the six months ended December 31, 1997, respectively.

     Stellex derives a significant amount of revenue from government agencies and prime contractors of government agencies. Total sales to government agencies and prime contractors amounted to 44% of total sales for the year ended December 31, 1998 and the six months ended December 31, 1997.

     All of Stellex's assets are maintained domestically. Stellex derives a majority of its revenues from customers in the United States. Sales to foreign customers were 9% and 14% of total enterprise sales for the year ended December 31, 1998 and the six months ended December 31, 1997. Sales were not significant to customers in any single foreign country.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

15.  Supply Contracts

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

     Under the GaAs Agreement, the Company must also pay certain research and development and process costs associated with the maintenance of the GaAs Facility. In 1998, the Company paid $2.2 million in process costs. The Company must make quarterly payments for research and development totaling at least $400,000 in 1999 and $300,000 in 2000. The share of process costs is determined by a formula that measures the Company's use of the GaAs Facility. For each six-month period, the Company's share will be recalculated based on actual usage rates, but the Company's share of process costs will not change by more than 10 percent from the Company's share six months before the recalculation.

16. Related Party Transactions

     Coincident with the Monitor Acquisition, Stellex amended its Management Agreement with Mentmore Holdings. Under the terms of the Agreement (as amended), Mentmore receives reimbursement of certain costs and an annual management fee of $1,000,000, which is payable monthly, plus from and after January 1, 1999, the amount by which 1% of the Company's total consolidated sales in any fiscal year exceeds such fee. For the years ended December 31, 1998 and 1997, the total management fee paid to Mentmore was $1,000,000 and $225,000, respectively. As of December 31, 1998, accrued liabilities included amounts due to Mentmore of $111,950.

     In connection with the Kleinert and TSMD Acquisitions, Mentmore received investment banking fees of $1,450,000 and reimbursement for certain expenses. Such fees are included in selling, general and administrative expenses for the six months ended December 31, 1997. In 1998, Mentmore received $1,000,000 in investment banking fees and reimbursement for certain expenses in connection with the Monitor Acquisition which are included in selling, general and administrative expenses for the year ended December 31, 1998.

17.  Subsequent Event

     On March 1, 1999, the Company acquired all of the outstanding common stock of Phoenix Microwave Corporation ("Phoenix"), a leading supplier of RF and microwave components, of Telford, Pennsylvania. Phoenix will operate together with Stellex Microwave Systems, Inc. in the RF/microwave component and sub-assembly market for commercial, wireless, military and space applications. The aggregate purchase price for the acquisition of Phoenix was $14.0 million plus contingent purchase price of up to $1.0 million payable by March 2000 based on cash flow performance thresholds. The acquisition was financed with an acquisition term loan drawn under the Company's existing Credit Agreement.

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-- (CONTINUED)

18.  Condensed Financial Information of Stellex and Its Subsidiaries

     The $100 million principal amount 9 1/2% senior subordinated notes and the term and revolving loans are fully guaranteed, on a full and unconditional basis, by all wholly and majority owned subsidiaries of Stellex including Stellex Microwave, Stellex Aerospace and Monitor Aerospace. There are no significant contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company. Set forth below are the condensed consolidating financial information of the guarantor subsidiaries as of December 31, 1998 and the year then ended:

                                                           Condensed Consolidating Balance Sheet

                                                                   (Dollars in Thousands)

                                              Stellex      Stellex            KII          Monitor    Eliminations &      Stellex
                                           (Parent Only)   Microwave        Holdings      Aerospace     Adjustments     Consolidated
                                           -------------   ---------        --------      ---------     -----------     ------------
Cash and cash equivalents ............      $      17      $   1,104       $     272      $      12             --       $   1,405
Accounts receivable ..................             --         13,934           5,275          9,243             --          28,452
Inventories ..........................             --         15,958          14,978         27,393             --          58,329
Other current assets .................            461          2,404             964          2,854      $    (165)          6,518
                                            ---------      ---------       ---------      ---------      ---------       ---------
Total current assets .................            478         33,400          21,489         39,502           (165)         94,704

Property, plant and equipment ........            525         16,017          14,931         22,398             --          53,871
Goodwill and intangibles .............             --         51,823              --         60,953            562         113,338
Investment in & advances to
   subsidiaries ......................        214,638             --              --             --       (214,638)             --
Other assets .........................             --          5,770           2,175          4,553         (1,181)         11,317
                                            ---------      ---------       ---------      ---------      ---------       ---------

Total assets .........................      $ 215,641      $ 107,010       $  38,595      $ 127,406      $(215,422)      $ 273,230
                                            =========      =========       =========      =========      =========       =========

Current liabilities ..................      $   7,975      $  12,940       $   6,753      $  12,695      $  (5,142)      $  35,221
9 1/2% senior subordinated
   notes .............................        100,000             --              --             --             --         100,000
Intercompany notes ...................             --         96,039          18,900         58,250       (173,189)             --
Term Loans (non-current) .............         84,600             --              --             --             --          84,600
Other long-term liabilities ..........         13,500            754           6,685         22,723            (80)         43,582
Stockholders' equity .................          9,566         (2,723)          6,257         33,738        (37,011)          9,827
                                            ---------      ---------       ---------      ---------      ---------       ---------
Total liabilities and
   stockholders' equity ..............      $ 215,641      $ 107,010       $  38,595      $ 127,406      $ 215,422       $ 273,230
                                            =========      =========       =========      =========      =========       =========

                    STELLEX INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

18.  Condensed Financial Information of Stellex and its Subsidiaries -
     (Continued)

                                                      Condensed Consolidating Statement of Operations

                                                                   (Dollars in Thousands)

                                              Stellex      Stellex            KII          Monitor    Eliminations &      Stellex
                                           (Parent Only)   Microwave        Holdings      Aerospace     Adjustments     Consolidated
                                           -------------   ---------        --------      ---------     -----------     ------------
Sales....................................   $      --      $   79,230      $  35,757      $  54,317      $       --      $ 169,304
Cost of Sales ...........................          --         54,362          24,855         43,046              --        122,263
Operating Expenses ......................       1,042         14,597           7,294          3,830              --         26,763
Amortization of Intangibles .............          --          2,610              --          1,384              --          3,994
                                            ---------      ---------       ---------      ---------       ---------      ---------
Income (loss) from operations ...........      (1,042)         7,661           3,608          6,057              --         16,284

Interest Expense ........................     (15,101)        (9,270)         (2,431)        (5,334)         15,497        (16,639)
Other Income (expense) ..................      15,521            (16)            (55)            43         (15,497)            (4)
                                            ---------      ---------       ---------      ---------       ---------      ---------

Income (loss) before income taxes .......        (622)        (1,625)          1,122            766              --           (359)

Provision (benefit) for income taxes ....          --           (619)          1,176            528            (497)           588
                                            ---------      ---------       ---------      ---------       ---------      ---------

Net income ..............................        (622)        (1,006)            (54)           238             497           (947)
Preferred stock dividend ................      (1,164)            --              --             --              --         (1,164)
                                            ---------      ---------       ---------      ---------       ---------      ---------
Loss applicable to common
   shareholders .........................   $  (1,786)     $  (1,006)      $     (54)     $     238       $     497      $  (2,111)
                                            =========      =========       =========      =========       =========      =========

                                                     CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

                                              Stellex      Stellex            KII          Monitor    Eliminations &      Stellex
                                           (Parent Only)   Microwave        Holdings      Aerospace     Adjustments     Consolidated
                                           -------------   ---------        --------      ---------     -----------     ------------
Net income (loss) .......................   $   (622)      $ (1,006)       $    (54)      $    238       $    497        $   (947)
Depreciation and amortization ...........         --          7,686           1,865          6,286             --          15,837
Deferred taxes and other ................         --           (619)            202            (38)         1,038             583
Changes in operating assets
   and liabilities ......................     (1,215)        (7,130)          1,450         (2,521)        (1,535)        (10,951)
                                            --------       --------        --------       --------       --------        --------
Net cash provided by (used in)
   operations ...........................     (1,837)        (1,069)          3,463          3,965             --           4,522

Fixed asset additions ...................       (525)        (1,574)         (2,163)        (1,174)            --          (5,436)
Cash used in acquisitions ...............    (91,749)          (443)             --             --          1,760         (90,432)
Proceeds from sale of fixed assets ......         --             --               2             --             --               2
                                            --------       --------        --------       --------       --------        --------
Cash used in investing activities .......    (92,274)        (2,017)         (2,161)        (1,174)         1,760         (95,866)

Proceeds from borrowings under
   term loans ...........................     90,000             --              --             --         90,000
Repayment of term loans .................     (1,800)            --              --             --             --          (1,800)
Net borrowing under revolver ............      6,000             --              --             --             --           6,000
Intercompany loans, net .................     (1,028)         3,071          (2,043)        (4,186)         4,186              --
Other ...................................         --            (77)           (139)            --         (4,539)         (4,755)
                                            --------       --------        --------       --------       --------        --------
Cash provided by (used in)
   financing activities .................     93,172          2,994          (2,182)        (4,186)          (353)         89,445
                                            --------       --------        --------       --------       --------        --------

Net increase (decrease) in cash .........   $   (939)      $    (92)       $   (880)      $ (1,395)      $  1,407(1)     $ (1,899)
                                            --------       --------        --------       --------       --------        --------

(1) relates to cash on hand at Monitor

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of March 31, 1999.

                                   STELLEX INDUSTRIES, INC.



                                   By: /s/ William L. Remley
                                       -----------------------------------------
                                           William L. Remley
                                           President and Chief Executive Officer

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

        Signature                           Title                                                       Date
        ---------                           -----                                                       ----
/s/   Richard L. Kramer            Chairman of the Board of Directors and Director of             March 31, 1999
-----------------------
      Richard L. Kramer            Stellex Industries, Inc

/s/   William L. Remley            Vice Chairman, President, Chief Executive Officer,             March 31, 1999
-----------------------
      William L. Remley            Treasurer and Director of Stellex Industries, Inc.

/s/   P. Roger Byer                Chief Financial Officer of Stellex Industries,                 March 31, 1999
-------------------
      P. Roger Byer                Inc.(principal financial and accounting officer)