Form 10-Q
period 1999-03-31
STELLEX TECHNOLOGIES INC
filed 1999-05-17
CIK 94026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1999

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--       EXCHANGE ACT OF 1934

                        Commission File Number 333-41939

                           STELLEX TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

               Delaware                                    13-3971931
       (State of Incorporation)                (IRS Employer Identification No.)

      680 Fifth Avenue, 8th Floor
          New York, New York                                 10019
(Address of principal executive office)                    (Zip code)

       Registrant's telephone number, including area code: (212) 931-5333

 Stellex Industries, Inc., 1430 Broadway, 13th Floor, New York, New York, 10018
 ------------------------------------------------------------------------------
                        (Former name and former address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of May 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

================================================================================

ITEM 1: Financial Statements

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS                               March 31,   December 31,
                                                                            1999          1998
                                                                            ----          ----
                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents ........................................   $   4,280    $   1,405
    Account receivables, net .........................................      28,804       28,452
    Inventories ......................................................      65,838       58,329
    Prepaid and other assets .........................................       5,303        3,200
    Deferred income taxes ............................................       3,403        3,318
                                                                         ---------    ---------
    Total current assets .............................................     107,628       94,704
Property, plant and equipment, net ...................................      56,958       53,871
Goodwill, net ........................................................      69,284       60,786
Other intangible assets, net .........................................      51,775       52,552
Deferred financing costs, net ........................................       8,733        9,033
Other assets .........................................................       5,642        2,284
                                                                         ---------    ---------
    Total assets .....................................................   $ 300,020    $ 273,230
                                                                         =========    =========

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long term obligations .........................   $   5,513    $   5,533
    Accounts payable .................................................      10,353       11,639
    Accrued liabilities ..............................................      20,100       17,797
    Advance billings and customer deposits ...........................      24,811          252
                                                                         ---------    ---------
    Total current liabilities ........................................      60,777       35,221

9 1/2% senior subordinated notes .....................................     100,000      100,000
Long-term obligations, less current portion ..........................     107,777      106,201
Deferred employee benefits ...........................................       2,009        1,952
Deferred income taxes ................................................      19,933       20,029
                                                                         ---------    ---------
    Total liabilities ................................................     290,496      263,403
                                                                         ---------    ---------

Stockholders' equity:
Common stock, no par value, 1,000 shares authorized and outstanding ..          50           50
Preferred stock, no par value: 500 shares authorized,
    229 shares issued and outstanding ................................      11,450       11,450
Additional paid-in capital ...........................................       3,054        3,054
Accumulated deficit ..................................................      (5,030)      (4,727)
                                                                         ---------    ---------
    Total stockholders' equity .......................................       9,524        9,827
                                                                         ---------    ---------
    Total liabilities and stockholders' equity .......................   $ 300,020    $ 273,230
                                                                         =========    =========


      See accompanying notes to unaudited consolidated financial statements

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                 (in thousands)

                                                    Three Months Ended
                                                        March 31,

                                                     1999       1998
                                                     ----       ----


Sales .........................................   $ 49,613    $ 27,899
Cost of sales .................................     36,422      21,951
                                                  --------    --------
Gross profit ..................................     13,191       5,948
Operating expenses:
Selling, general and administrative ...........      5,325       4,128
Research and development ......................      1,676         940
Amortization of intangibles ...................      1,293         642
                                                  --------    --------
    Total operating expenses ..................      8,294       5,710
                                                  --------    --------
Income from operations ........................      4,897         238
                                                  --------    --------

Other income (expense):
    Interest income ...........................         52          32
    Interest expense ..........................     (4,816)     (2,770)
    Other .....................................         (3)        (63)
                                                  --------    --------

    Total other expense .......................     (4,767)     (2,801)
                                                  --------    --------

Income (loss) before provision for income taxes        130      (2,563)
Provision (benefit) for income taxes ..........         69        (772)
                                                  --------    --------

Net income (loss) .............................         61      (1,791)
Preferred stock dividends .....................        364         286
                                                  --------    --------

Loss applicable to common stockholders ........   $   (303)   $ (2,077)
                                                  ========    ========

     See accompanying notes to unaudited consolidated financial statements.

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                               Three Months
                                                                                March 31,
                                                                             1999        1998
                                                                           --------    --------

Cash Flows from Operating Activities:
Net income (loss)                                                          $     61    $ (1,791)
Reconciliation to net cash provided by (used in) operating activities:
   Depreciation and amortization                                              3,572       2,327
   Amortization of step-up in inventory                                         168       1,057
   Gain on sale of property                                                      (6)         (3)
   Deferred income taxes                                                       (151)       (930)
   Stock compensation charge                                                   --           715
   Changes in assets and liabilities (net of acquired assets and assumed liabilities):
   Accounts receivable                                                        1,582      (2,535)
   Inventories                                                               (1,418)       (169)
   Prepaid and other assets                                                  (5,352)      2,428
   Accounts payable                                                          (2,137)        829
   Accrued liabilities                                                          788          64
   Advance billings and customer deposits                                    21,352        (927)
                                                                           --------    --------
     Net cash provided by operating activities                               18,459       1,065
                                                                           --------    --------

Cash Flows from Investing Activities:
Additions to fixed assets                                                    (1,958)     (1,183)
Proceeds from sale of fixed assets                                               16          24
Acquisition related costs                                                      (538)       --
Net cash used in acquisitions                                               (14,660)       --
                                                                           --------    --------
     Net cash used in investing activities                                  (17,140)     (1,159)
                                                                           --------    --------

Cash Flows from Financing Activities:
Repayment under revolving line of credit                                    (13,500)       --
Proceeds from acquisition line of credit used in connection
     with Phoenix Acquisition                                                16,000        --
Repayment of term loans                                                        (900)       --
Repayments under capital lease obligations                                      (24)         (2)
Repayment of debt and notes payable                                             (20)        (15)
                                                                           --------    --------
     Net cash provided by (used in) financing activities                      1,556         (17)
                                                                           --------    --------
     Net increase (decrease) in cash and cash equivalents                     2,875        (111)
Cash and cash equivalents, beginning of period                                1,405       3,304
                                                                           --------    --------

Cash and cash equivalents, end of period                                   $  4,280    $  3,193
                                                                           ========    ========

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   (Unaudited)
                                 (in thousands)

                                                                           Three Months Ended
                                                                              March 31,

                                                                            1999      1998
                                                                           -------   -------

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
    Interest                                                               $ 1,836   $    53

  Assets acquired and liabilities assumed in connection with the Phoenix
  Acquisition:
    Fair value of assets acquired                                          $22,123        $-
    Fair value of liabilities assumed                                        5,221      --
                                                                           -------   -------
    Cash paid                                                               16,902      --
    Less financing fees and expenses                                           538      --
    Less cash acquired                                                       1,704      --
                                                                           -------   -------

    Net cash used for business acquisition                                 $14,660   $  --
                                                                           =======   =======

    See accompanying notes to unaudited consolidated financial statements

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Formation of Stellex - On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its certificate of incorporation to change its name to Stellex Industries, Inc. Subsequently, on April 6, 1999, the certificate of incorporation was amended to change the Company's name to Stellex Technologies, Inc. ("Stellex" or the "Company"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for (i) 8,010 shares of common and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holding"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holding had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1997, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holding; the remaining equity interests were held by certain members of Kleinert management, until December 1998 when Stellex acquired the remaining equity interests. On April 6, 1999 the certificate of incorporation of KII Holding was amended to change its name to Stellex Aerospace, Inc.

Kleinert Acquisition - On July 1, 1997, KII Holding through a wholly-owned subsidiary (KII Acquisition Corp., a Delaware corporation) acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of approximately $2.6 million of indebtedness and the issuance to the seller of a note for $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. Kleinert's corporate name was subsequently changed to Stellex Aerospace ("Stellex Aerospace"). Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries - Paragon Precision Products ("Paragon"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("Bandy"). On April 8, 1999, KII Acquisition Corp. was merged into KII Holding. During April 1999, the articles of incorporation of Paragon and Bandy were amended to change their names to Stellex Paragon Precision, Inc. and Stellex Bandy Machining, Inc., respectively.

Paragon specializes in the manufacture of precision aerospace components. GIL provides non-destructive testing services for inspecting critical parts and manufactured components. SEAL specializes in materials analysis and problem solving for government and industry. Bandy manufactures precision hinges, door panels and hinge assemblies for both aerospace and industrial applications.

TSMD Acquisition - On October 31, 1997, Stellex, through a wholly-owned subsidiary, TSMD Acquisition Corp., purchased 100% of the outstanding common stock of Stellex Microwave Systems, Inc. ("Stellex Microwave"), which comprised the operations of the Tactical Subsystems and Microwave Devices Sectors ("TSMD") of the Watkins-Johnson Company ("Watkins-Johnson"), for a net purchase price of approximately $82.1 million. The acquisition was accounted for using the purchase method of accounting with estimated fair value being assigned to the assets acquired and liabilities assumed. The purchase was financed primarily with the net proceeds from an offering of senior subordinated notes totaling $92.3 million. Stellex Microwave designs, markets and manufactures a broad range of microwave devices, modular subsystems and electronic equipment operating over the RF and microwave frequency bands for sale primarily for military and aerospace applications. On April 6, 1999, the certificate of incorporation of TSMD Acquisition Corp. was amended to change its name to Stellex Electronics, Inc.

Monitor Aerospace Acquisition - On May 29, 1998, Stellex acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance critical applications, located in Amityville, New York. Monitor has two wholly-owned subsidiaries, Monitor Aerospace International Corporation and Monitor Marine Products, Inc. On April 13, 1999, these wholly-owned subsidiaries were merged into Monitor, who then subsequently amended its certificate of incorporation to change its name to Stellex Monitor Aerospace, Inc.

The purchase price for Monitor was approximately $95.0 million including the assumption of approximately $26.5 million of debt and excluding transaction and financing fees and expenses of approximately $5.9 million. The Monitor Acquisition was financed through (i) borrowings of $95.7 million under the Company's senior secured credit financing and (ii) Monitor's issuance of a promissory note to certain former Monitor shareholders in the principal amount of $5.2 million. Borrowings under the senior secured credit facility were comprised of terms loans in an aggregate principal amount of $90.0 million and revolving loans of $17.0 million, of which $11.3 million was used to refinance the existing Company revolver and supply near term working capital requirements.

Phoenix Acquisition - On March 2, 1999, Stellex, through its subsidiary, Stellex Microwave, acquired all of the outstanding common stock of Phoenix Microwave Corporation ("Phoenix"), a leading supplier of RF and microwave components, based in Telford, Pennsylvania. Phoenix operates together with Stellex Microwave in the RF/microwave component and sub-assembly market for commercial, wireless, military and space applications. The aggregate purchase price for the acquisition of Phoenix was $14.7 million of cash plus contingent purchase price of up to $1.0 million payable by March 2000 based on cash flow performance thresholds. The acquisition was financed with an acquisition term loan drawn under the Company's senior secured credit facility. The Company is in the process of completing a purchase accounting valuation of the assets acquired and liabilities assumed in its recent acquisition of Phoenix. This valuation is not yet complete and, therefore, the balance sheet of Phoenix as of March 31, 1999 represents management's best estimates which may be subject to adjustment.

Pro forma results of operations as if the Monitor and Phoenix acquisition had occurred as of January 1, 1998 are as follows:

                                               Three Months Ended
                                                    March 31,

                                          1999                       1998
                                          ----                       ----

Net sales                               $52,368                    $53,808
Gross profit                             14,391                     13,116
Net income (loss)                           321                       (907)



2. Basis of Presentation

Stellex is a holding company that has no operations or assets separate from its investments in its subsidiaries. The consolidated balance sheet at March 31, 1999 and the consolidated statements of operations and consolidated statements of cash flows for the period ended March 31, 1999 include the accounts of Stellex Microwave and its subsidiary, Phoenix, and Stellex Aerostructures, Inc. ("Stellex Aerostructures") (formerly known as Stellex Aerospace Holdings, Inc.). Stellex Aerostructures consists of two wholly-owned subsidiaries, Monitor and KII Holding. KII Holding consists of one wholly-owned subsidiary, Stellex Aerospace. Phoenix's results of operations presented herein are from March 2, 1999, the date of acquisition, to March 31, 1999. The comparative financial statements for the quarter ended March 31, 1998 include the accounts of KII Holding and Stellex Microwave. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which were of a normal and recurring nature, have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Reports on Form 8-K dated March 2, 1999 and April 22, 1999.

3. Inventories

         Inventories consisted of the following (in thousands):

                                                 March 31,     December 31,
                                                   1999          1998
                                                 -------        -------
                                               (Unaudited)

         Raw materials                           $16,594        $15,470
         Work-in-process                          29,562         25,782
         Finished goods                            9,781          7,994
         Production tooling                        9,901          9,083
                                                 -------        -------
         Total                                   $65,838        $58,329
                                                 =======        =======

4. Long-Term Obligations

         Long-term obligations consisted of the following (in thousands):

                                                   March 31,  December 31,
                                                      1999        1998
                                                   --------    --------
                                                 (Unaudited)

         Term Loan A                               $ 27,750      28,500
         Term Loan B                                 59,550      59,700
         Revolving line of credit                      --        13,500
         Acquisition line of credit                  16,000        --
         7.785% Mortgage notes payable                2,545       2,561
         Sellers Notes Payable                        6,930       6,930
         Obligations under capital leases               422         446
         Other long term obligations                     93          97
                                                   --------    --------
                                                    113,290     111,734
         Less current portion                         5,513       5,533
                                                   --------    --------
                           Total                   $107,777    $106,201
                                                   ========    ========

5. Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

6. Subsequent Event

On April 22, 1999, the Company, through Stellex Precision Machining, Inc., a wholly-owned subsidiary of Stellex Aerostructures, acquired the assets of the aerostructures business of Precision Machining, Inc. and certain related entities ("Precision") for an aggregate purchase price of approximately $86.0 million. Precision, located in Wellington, Kansas, is a leading manufacturer of complex aerostructure components, serving the commercial, military and business aviation segments of the aerospace industry. Precision specializes in high speed five-axis machining of aluminum, titanium and other hard alloys. The acquisition was financed through borrowings under a new $235 million senior secured credit facility and the issuance of $20 million of preferred stock. The new secured credit facility provides for a two tranche term loan comprised of a $60 million Term A facility and a $110 million Term B facility, in addition to a $65 million revolving loan facility. The Term A facility has a six-year term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. The Term B facility has a ninety-month term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of 2.5% or the Eurodollar rate plus a margin rate of 3.5%. The revolving credit facility has a six-year term bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio.

         The Preferred Stock provides for cumulative dividends accruing at a rate of 13% per annum. On or prior to August 31, 2004, Stellex may, at its option, pay dividends either in cash or in additional shares of Preferred Stock. After August 31, 2004, dividends may be paid only in cash. The Preferred Stock is mandatorily redeemable on August 31, 2010 at a redemption price equal to 100% of the aggregate liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. Stellex may, at its option, redeem the outstanding shares of Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances) or after August 31, 2004 at specified redemption prices together with accumulated and unpaid dividends, if any, to the date of redemption. Under certain circumstances, Stellex may also redeem the Preferred Stock with the proceeds of equity offerings. In connection with the issuance of the Preferred Stock, Stellex granted warrants to purchase shares of common stock in an amount equal to 1% of Stellex's issued and outstanding shares of common stock on the date of grant. The warrants have an exercise price of $0.01 per share. In the event Stellex is not able to redeem the Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances), Stellex will be required to grant additional warrants to the purchaser of the Preferred Stock representing up to 5% of Stellex's issued and outstanding shares of common stock.

7. Condensed Financial Information of Stellex and its Subsidiaries

The $100 million principal amount 9 1/2% senior subordinated notes and the term and revolving loans are fully guaranteed, on a full and unconditional basis, by all domestic subsidiaries of Stellex, including Stellex Microwave, KII Holding, and Monitor. There are no significant contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company. Set forth below are the condensed consolidating financial information of the guarantor subsidiaries as of March 31, 1999 and the three month period then ended. The separate financial statements of the guarantor subsidiaries are not included because the guarantor subsidiaries are jointly and severally liable under the notes and management does not believe that the separate financial structure would be material to investors.

                      Condensed Consolidated Balance Sheet
                                 (in thousands)

                                       Stellex     Stellex        KII                 Adjustments &  Stellex
                                    (Parent Only) Microwave     Holding     Monitor    Eliminations Consolidated
                                      ---------   ---------    ---------   ---------   ------------ ------------

 Cash and cash equivalents             $     383   $   2,771    $     537   $     589   $    ---     $   4,280
 Accounts receivable, net                   --        14,806        4,350       9,648        --         28,804
 Inventories                                --        22,812       15,884      27,142        --         65,838
 Other current assets                      3,244       3,308        1,534       2,778      (2,158)       8,706
                                       ---------   ---------    ---------   ---------   ---------    ---------
 Total current assets                      3,627      43,697       22,305      40,157      (2,158)     107,628
 Property, plant and equipment, net          525      18,552       14,933      22,948        --         56,958
 Goodwill and intangibles, net              --        60,700         --        60,359        --        121,059
 Investment in & advances to
   subsidiaries                          212,490        --           --          --      (212,490)        --
 Other assets                              3,818       7,593        2,260       9,747      (9,043)      14,375
                                       ---------   ---------    ---------   ---------   ---------    ---------
 Total assets                          $ 220,460   $ 130,542    $  39,498   $ 133,211   $(223,691)   $ 300,020
                                       =========   =========    =========   =========   =========    =========

 Current liabilities                   $   6,382   $  54,277    $   6,164   $  10,823   $ (16,869)   $  60,777
 9 1/2% senior subordinated notes        100,000        --           --          --          --        100,000
 Intercompany notes                        1,689      77,174       23,341      67,112    (169,316)        --
 Term Loans - long term                   87,300        --           --          --        (3,600)      83,700
 Other long-term liabilities              16,000       2,318        3,879      21,466       2,356       46,019
 Stockholders' equity                      9,089      (3,227)       6,114      33,810     (36,262)       9,524
                                       ---------   ---------    ---------   ---------   ---------    ---------
 Total liabilities and stockholders'
   equity                              $ 220,460   $ 130,542    $  39,498   $ 133,211   $(223,691)   $ 300,020
                                       =========   =========    =========   =========   =========    =========

   Condensed Consolidating Statement of Operations For The Three Months Ended
                                 March 31, 1999
                                 (in thousands)

                                            Stellex        Stellex                                Adjustments &      Stellex
                                         (Parent Only)    Microwave    KII Holding    Monitor     Eliminations     Consolidated
                                        --------------    ---------    -----------    --------    -------------    ------------

 Sales                                  $         --      $  20,291    $     7,272    $ 22,050    $        --      $     49,613
 Cost of sales                                    --         14,241          5,558      16,623             --            36,422
 Operating expenses                                181        4,305          1,241       1,187               87           7,001
 Amortization of intangibles                      --            700           --           593             --             1,293
                                        --------------    ---------    -----------    --------    -------------    ------------
 Income (loss) from operations                    (181)       1,045            473       3,647              (87)          4,897

 Interest expense                               (4,290)      (2,128)          (578)     (1,437)           3,617          (4,816)
 Other income (expense)                          4,044            4             (1)         13           (4,011)             49
                                        --------------    ---------    -----------    --------    -------------    ------------

 Income (loss) before income taxes                (427)      (1,079)          (106)      2,223             (481)            130

 Provision (benefit) for income taxes             (171)        (318)           (42)        838             (238)             69
                                        --------------    ---------    -----------    --------    -------------    ------------

 Net income (loss)                                (256)        (761)           (64)      1,385             (243)             61
 Preferred stock dividend                          364         --             --          --               --               364
                                        --------------    ---------    -----------    --------    -------------    ------------
 Income (loss) applicable to common
     shareholders                       $         (620)   $    (761)   $       (64)   $  1,385    $        (243)   $       (303)
                                        ==============    =========    ===========    ========    =============    ============



   Condensed Consolidating Statement of Cash Flows for the Three Months Ended
                                 March 31, 1999
                                 (in thousands)


                                            Stellex        Stellex                                Adjustments &      Stellex
                                         (Parent Only)    Microwave    KII Holding    Monitor     Eliminations     Consolidated
                                        --------------    ---------    -----------    --------    -------------    ------------

 Net income (loss)                      $         (256)   $    (762)   $       (64)   $  1,385    $        (242)   $         61
 Depreciation and amortization                     181        1,882            523       1,154             --             3,740
 Deferred taxes and other                         --           --               (8)       (149)            --              (157)
 Change in operating assets and
   liabilities                                       1       19,113         (1,305)     (3,264)             270          14,815
                                        --------------    ---------    -----------    --------    -------------    ------------
 Net cash provided by (used in)
   operations                                      (74)      20,233           (854)       (874)              28          18,459

 Fixed asset additions                            --           (502)          (467)       (961)             (28)         (1,958)
 Payment of acquisition costs                     --           (538)          --          --               --              (538)
 Cash used in acquisitions                        --        (14,660)          --          --               --           (14,660)
 Proceeds from sale of fixed assets               --           --                3          13             --                16
                                        --------------    ---------    -----------    --------    -------------    ------------
 Net cash used in investing
   activities                                     --        (15,700)          (464)       (948)             (28)        (17,140)
                                        --------------    ---------    -----------    --------    -------------    ------------

 Repayment of term loans                          (900)        --             --          --               --              (900)
 Proceeds from acquisition line of
   credit                                       16,000         --             --          --               --            16,000
 Repayment of revolver                         (13,500)        --             --          --               --           (13,500)
 Intercompany loans, net                        (1,160)      (2,866)         1,623       2,403             --              --
 Other                                            --           --              (44)       --               --               (44)
                                        --------------    ---------    -----------    --------    -------------    ------------
 Net cash provided by (used in)
 financing activities                              440       (2,866)         1,579       2,403             --             1,556
                                        --------------    ---------    -----------    --------    -------------    ------------
 Net increase in cash                   $          366    $   1,667    $       261    $    581    $        --      $      2,875
                                        ==============    =========    ===========    ========    =============    ============

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

Stellex is a holding company and has no independent operations. The Company, through its two operating segments, Aerostructures and Electronics, is a leading provider of highly engineered subsystems and components for the aerospace, defense and space industries. The Electronics segment consists of Stellex Microwave and its wholly-owned subsidiary, Phoenix. The Company, through its electronics segment, is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. The Aerostructures segment operates through Stellex Aerostructures and its two wholly-owned subsidiaries, Monitor and KII Holding. Stellex Aerostructures is a leading full-service supplier of a broad range of complex machined aerostructure components and subsystems for both commercial and military and space applications. On March 2, 1999, Stellex acquired Phoenix which operates with Stellex Microwave in the Electronics segment. In addition, on April 22, 1999, Stellex acquired the assets of the aerostructures business of Precision which operates in the Aerostructures segment.

Results of Operations

Historical - Company

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

The historical consolidated operating results for the three months ended March 31, 1999 and 1998 give effect to the Monitor and Phoenix Acquisitions whose results are presented from their dates of acquisition on May 29, 1998 and March 1, 1999, respectively (in thousands).

                                         Corporate            Aerostructures            Electronics                 Total
                                     1999        1998        1999        1998        1999        1998         1999        1998

 Net Sales                         $   --      $   --      $ 29,322    $  8,271    $ 20,291    $ 19,628     $ 49,613    $ 27,899
 Cost of goods sold                    --          --        22,181       5,876      14,241      16,075       36,422      21,951
                                   --------    --------    --------    --------    --------    --------     --------    --------
 Gross profit                          --          --         7,141       2,395       6,050       3,553       13,191       5,948
 Gross margin                          --          --          24.4%       29.0%       29.8%       18.1%        26.6%       21.3%
 Selling, general, and
    administrative expenses             268          22       2,428       1,913       2,629       2,193        5,325       4,128
 Research & development
    expenses                           --          --          --          --         1,676         940        1,676         940
 Amortization of intangibles           --          --           593        --           700         642        1,293         642
                                   --------    --------    --------    --------    --------    --------     --------    --------
 Income (loss) from operations         (268)        (22)      4,120         482       1,045        (222)       4,897         238
 Interest expense                                                                                             (4,816)     (2,770)
 Other income (expense)                                                                                           49         (31)
                                                                                                            --------    --------
Net income (loss) before income
   taxes                                                                                                         130      (2,563)
Income tax provision (benefit)                                                                                    69        (772)
                                                                                                            --------    --------
Net income (loss)                                                                                           $     61    $ (1,791)
                                                                                                            ========    ========


         Net Sales. Net sales for Stellex totaled $49.6 million and $27.9 million for the three months ended March 31, 1999 and 1998, respectively. Net sales for the Electronics segment totaled $20.3 million and $19.6 million for the three months ended March 31, 1999 and 1998, respectively. The increase in net sales for the electronics segment was primarily due to the acquisition of Phoenix on March 2, 1999, partially offset by lower commercial sector sales at Stellex Microwave resulting primarily from the completion of the "catch up" in delinquent commercial component order backlog built up during 1997 relating to the start-up of the new production planning software at that time. Net sales for Phoenix from the date of acquisition to March 31, 1999 totaled $1.7 million. Tactical subsystem sales for Stellex Microwave were constant compared to the prior year, as new programs generally fill the voids created by expiring programs.

         Net sales for the Aerostructures segment totaled $29.3 million and $8.3 million for the three months ended March 31, 1999 and 1998, respectively. The primary reason for the increase in sales was due to the acquisition of Monitor on May 29, 1998 partially offset by reduced sales at Stellex Aerospace. Net sales for Monitor for the three months ended March 31, 1999 totaled $22.0 million. The decrease in net sales at Stellex Aerospace during 1999 of $1.0 million, or 12.1%, resulted from weak demand from OEMs in the commercial aviation market resulting primarily from Boeing-related inventory management issues and decreased demand from Asian markets. As a result of continuing customer directed delays in previously scheduled orders, particularly at Monitor, we expect their net sales to be negatively impacted in comparison to the previous year for the foreseeable future.

         Gross Margins. Gross margin for Stellex was 26.6% and 21.3% for the three months ended March 31, 1999 and 1998, respectively. Gross margin for the Electronics segment was 29.8% and 18.1% for the three months ended March 31, 1999 and 1998, respectively. The increase in gross margin for the Electronics segment was due to a nonrecurring charge relating to the Stellex Microwave acquisition which impacted the first quarter of 1998 coupled with productivity improvements on certain programs and more favorable product mix. The non-recurring charge related to the amortization of the purchase accounting adjustment for profits in inventory totaling $1.1 million.

         Gross margin for the Aerostructures segment was 24.4% and 29.0% for the three months ended March 31, 1999 and 1998, respectively. The decrease in gross margin was partially attributable to the impact of the newly acquired operations of Monitor as of May 29, 1998, which delivered gross margin of 24.6% for the quarter. In addition, Stellex Aerospace's gross margin totaled 23.6% for the quarter, which was significantly lower compared to the prior year as a result of lower volume and higher than normal start-up costs on new programs.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Stellex totaled $5.3 million and $4.1 million, or 10.8% and 14.8% stated as a percentage of net sales, for the three months ended March 31, 1999 and 1998, respectively. The increase in selling, general and administrative expenses over the prior year period was due primarily to the acquisition of Monitor Aerospace, increases in corporate administrative overhead costs and additional marketing spend directed at strategic customers offset by the elimination of a non-cash stock compensation charge relating to the valuation of management ownership puts at Stellex Aerospace.

         Research and Development Expenses. Research and development expenses for Stellex totaled $1.7 million and $0.9 million for the three months ended March 31, 1999 and 1998, respectively. The increase in research and development expenses resulted from the expansion of engineering capabilities at Stellex Microwave relating to new product introductions.

         Amortization of Intangibles. Amortization of intangible assets for the Company increased $0.7 million, or 101.4%, over 1998 due to significant increases in goodwill and other identifiable intangible assets, such as customer lists, tradenames, and assembled workforce resulting from purchase accounting allocations made in connection with the Monitor and Phoenix Acquisitions. Goodwill and identifiable intangible assets are being amortized over their estimated lives ranging from one to thirty years.

         Interest Expense. Interest expense for the Company increased to $4.8 million in 1999 from $2.8 million in 1998. The increase in interest expense resulted primarily the incurrence of indebtedness under the Company's senior secured credit facility to finance the Monitor and Phoenix Acquisitions. The borrowings under the senior secured credit facility generally bear interest at an interest rate based on LIBOR. The average interest rate on such borrowings for the three months ended March 31, 1999 was approximately 7.8%.

         Income Tax Provision (Benefit). The effective tax rates for the Company for the three months ended March 31, 1999 were impacted primarily by non-deductible goodwill amortization at Stellex Monitor and Phoenix.

Pro Forma Results of the Company for the Three Months Ended March 31, 1999 and 1998

The unaudited pro forma results of operations for the three months ended March 31, 1999 and 1998 give effect to the acquisitions of Monitor and Phoenix (the "Acquisitions") which were completed on May 29, 1998 and March 2, 1999, respectively. The pro forma results do not give effect to the acquisition of Precision and related transactions. For purposes of the pro forma results of operations, the Acquisitions are reflected as if they occurred simultaneously on January 1, 1998. Certain non-recurring charges relating directly to the Acquisitions and which effect expenses within the twelve months following the transactions such as investment banking fees to Mentmore Holdings Corporation and the amortization of the acquired profits in inventory, which results from purchase accounting, have been excluded from the pro forma results. The unaudited pro forma information set forth below is included herein because management believes it may be meaningful to investors. However, it should be read in conjunction with the Company's historical consolidated financial statements and the other information included herein and included in the Company's Annual Report for the year ended December 31, 1998 as filed on Form 10-K. The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Acquisitions had actually taken place on the dates indicated, and may not be indicative of the results of operations which may be obtainable in the future. The pro forma results are presented in thousands of dollars.

                                   Corporate            Aerostructures         Electronics             Total
                                1999       1998        1999      1998        1999      1998        1999       1998

 Net sales                     $  --      $   --     $29,322    $30,490    $23,046    $23,318    $52,368    $53,808
 Cost of goods sold               --          --      22,181     23,396     15,796     17,296     37,977     40,692
                               -------    --------   -------    -------    -------    -------    -------    -------
 Gross profit                     --          --       7,141      7,094      7,250      6,022     14,391     13,116
 Gross margin                     --          --        24.4%      23.3%      31.5%      25.8%      27.5%      24.4%
 Selling, general, and
   administrative expenses          87        --       2,429      2,986      2,768      2,798      5,464      5,784
 Research & development
   expenses                       --          --        --         --        1,873      1,313      1,873      1,313
 Amortization of intangibles       181        --         593        593        811        809      1,405      1,402
                               -------    --------   -------    -------    -------    -------    -------    -------
 Income (loss) from
   operations                     (268)       --       4,119      3,515      1,798      1,102      5,649      4,617
Interest expense                                                                                  (5,023)    (5,423)
Other income (expense)                                                                                45        (57)
                                                                                                 -------    -------
Income (loss) before income
   taxes                                                                                             671       (863)
Provision for taxes                                                                                  350         44
                                                                                                 -------    -------
Net income (loss)                                                                                $   321    $  (907)
                                                                                                 =======    =======

         Net Sales. Net sales for Stellex were $52.4 million and $53.8 million for the three months ended March 31, 1999 and 1998, respectively. Net sales for the Electronics segment, which is comprised of Stellex Microwave and Phoenix totaled $23.0 million and $23.3 million for the three months ended March 31, 1999 and 1998, respectively. The slight decrease in sales resulted from lower commercial sector sales at Stellex Microwave partially offset by increased sales at Phoenix due to the ramp up of a new $13 million military program. The first quarter of 1998 was the final quarter at Stellex Microwave impacted by the "catch-up" of delinquent commercial component orders arising from production planning problems associated with poor turnover of the production planning software during 1996 and 1997.

         Net sales for the Aerostructures segment, which is comprised of Stellex Aerospace and Monitor, totaled $29.3 million and $30.5 million for the three months ended March 31, 1999 and 1998, respectively. The decrease in sales resulted primarily from weaker demand from OEMs in the commercial aviation market resulting primarily from Boeing-related inventory management issues and decreased demand from Asian markets. As a result of continuing customer directed delays in previously scheduled orders, particularly at Monitor, we expect their net sales to be negatively impacted in comparison to the previous year for the foreseeable future.

         Gross Margins. Gross margin for Stellex was 27.5% and 24.4% for the three months ended March 31, 1999 and 1998, respectively. Gross margin for the Electronics segment was 31.5% and 25.8% for the three months ended March 31, 1999 and 1998, respectively. The increase in gross margin was due to productivity improvements on certain programs coupled with a more favorable product mix.

         Gross margin for the Aerostructures segment was 24.4% and 23.3% for the three months ended March 31, 1999 and 1998, respectively. The increase in gross margin resulted from a favorable product mix coupled with a reduction in indirect labor resulting from continuous improvement efforts at Monitor, partially offset by the effect of lower volume and higher than normal start-up costs on new programs at Stellex Aerospace.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for Stellex totaled $5.5 million and $5.8 million, or 10.4% and 10.7% stated as a percentage of net sales, for the three months ended March 31, 1999 and 1998, respectively. The decrease in the current period resulted primarily from the elimination of a non-cash stock compensation charge relating to the valuation of management ownership puts at Stellex Aerospace. The stock compensation charge for the three months ended March 31, 1998 totaled $715,000. This reduction was offset by increases in corporate administrative overhead costs and additional marketing spend directed at strategic customers.

         Research and Development. Research and development expenses for Stellex totaled $1.9 million and $1.3 million for the three months ended March 31, 1999 and 1998, respectively. The increase in research and development costs resulted from the expansion of engineering capabilities at Stellex Microwave relating to new product introductions.

Liquidity and Capital Resources

         The Company provided cash flows from operations of $18.5 million and $1.1 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash flows was primarily due to a significant customer advance received in January. This allowed the Company to repay the entire balance outstanding under its revolving credit line.

         The Company used cash flows for investing activities, excluding cash flows used in connection with the Phoenix Acquisition, totaling $1.9 million and $1.2 million for the three months ended March 31, 1999 and 1998, respectively. The increase in cash flows used resulted from the increase in capital expenditure requirements of the Company as a result of the Monitor and Phoenix Acquisitions.

         The Company used cash flows from financing activities, excluding cash flows used in connection with the Phoenix Acquisition, totaling $14.4 million and $17,000 for the three months ended March 31, 1999 and 1998, respectively. The increase is a result of the repayment of $13.5 million under its revolving credit line as a result of a significant customer advance, in addition to $0.9 million of mandatory principal repayments under the Company's term loan facility. In connection with the Phoenix Acquisition, the Company borrowed $16 million under its acquisition term loan facility.

         On April 22, 1999, the Company acquired the assets of the aerostructures business of Precision for an aggregate purchase price of approximately $86.0 million. The acquisition was financed through borrowings under a new $235 million senior secured credit facility and the issuance of $20 million of preferred stock. The new senior secured credit facility provides for a two tranche term loan comprised of a $60 million Term A facility and a $110 million Term B facility, in addition to a $65 million revolving loan facility which required a draw of $8 million at closing. The Term A facility has a six-year term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. The Term B facility has a ninety-month term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of 2.5% or the Eurodollar rate plus a margin rate of 3.5%. The revolving credit facility has a six-year term bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio.

         The Preferred Stock provides for cumulative dividends accruing at a rate of 13% per annum. On or prior to August 31, 2004, Stellex may, at its option, pay dividends either in cash or in additional shares of Preferred Stock. After August 31, 2004, dividends may be paid only in cash. The Preferred Stock is mandatorily redeemable on August 31, 2010 at a redemption price equal to 100% of the aggregate liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. Stellex may, at its option, redeem the outstanding shares of Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances) or after August 31, 2004 at specified redemption prices together with accumulated and unpaid dividends, if any, to the date of redemption. Under certain circumstances, Stellex may also redeem the Preferred Stock with the proceeds of equity offerings. In connection with the issuance of the Preferred Stock, Stellex granted warrants to purchase shares of common stock in an amount equal to 1% of Stellex's issued and outstanding shares of common stock on the date of grant. The warrants have an exercise price of $0.01 per share. In the event Stellex is not able to redeem the Preferred Stock on or before January

1, 2000 (or March 15, 2000 under certain circumstances), Stellex will be required to grant additional warrants to the purchaser of the Preferred Stock representing up to 5% of Stellex's issued and outstanding shares of common stock.

         The Company's primary liquidity demands will be for capital expenditures and working capital needs. During the remaining three quarters of 1999, based on the Company's existing operations, the Company expects to spend approximately $8 million on equipment upgrades and maintenance capital spend. The Company enjoys a reputation as a high quality supplier and will continue to support that reputation through appropriate levels of capital spend as well as maintenance of its various continuous improvement programs. Based on its existing operations, the Company anticipates capital expenditures for the foreseeable future to remain relatively consistent, in order to continue to support facilities maintenance, production capacity expansion and existing equipment upgrade programs.

         The Company's management believes that, based on its current level of operations and anticipated growth, its anticipated cash flow from operations and available borrowings under the new senior secured credit facility, its level of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments and any scheduled principal payments in the foreseeable future.

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

         State of readiness: During 1997 and 1998, the Company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems, such as those with embedded chips and factory floor systems. Each operating company has responsibility for its own assessment and correction activities with teams in place at each operating unit. These activities have been periodically monitored by both local and corporate management. At the present time all of the Company's subsidiaries with the exception of the newly acquired Phoenix and Precision Machining have substantially completed their internal IT and non-IT systems reviews for Year 2000 compliance. The remaining procedures in each company's assessment of the Year 2000 issue on its operations involve the completion of compliance testing. Significant vendors and customers have been contacted and queried and have substantially responded on their current status favorably. The Company's subsidiaries will continue to pursue other vendors and customers who have yet to respond.

         A Year 2000 compliant upgrade to the IT systems of Stellex Microwave is substantially complete with only certain workstations and operating software requiring upgrade, the upgrade of which is expected to be completed during the second quarter of 1999.

         Year 2000 compliance assessments have already begun on the recently acquired Phoenix Microwave and Precision Machining businesses. Preliminary assessments of internal IT and non-IT systems indicate that no significant system hardware or software upgrades will be required. Completion of compliance testing and implementation of any required fixes is scheduled for completion by September 1999.

         Costs to address Year 2000 issues: To date, costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. The types of expenditures made and expected to be made include hardware and software upgrades, conversion costs, and compliance assessment reviews. Costs incurred to date are approximately $1,380,000. The remaining estimated costs, which will include the evaluation and correction of deficiencies at Precision and Phoenix, are expected to total approximately $350,000 and will be incurred substantially during the second quarter of 1999.

         Risks associated with Year 2000 issue: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset not being Year 2000-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors, suppliers and customers. With respect to outside parties who have responded to requests for information concerning their state of readiness for Year 2000 compliance, they have indicated that their hardware, software, and related non-IT systems are currently or will be Year 2000 compliant within the 1999 calendar year. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations. Such disruptions could result in delays in the delivery or sale of products.

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

Forward Looking Statements

Certain statements in this Annual Report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance as they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: changes in the competitive marketplace, changes in the overall pricing environment, changes in global economic conditions, the risks associated with the Company's dependence on a limited number of large customers, the risk of loss of certain significant military programs, Year 2000 issues, and the risks associated with the consolidation, restructuring, and changes in ownership in the defense and aerospace industry.

ITEM 3. Quantitative and Qualitative Disclosures About Marketing Risk

         No significant change has occurred since the filing by the Registrant on Form 10-K for the year ended December 31, 1998. Reference is made to Part II,
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

         At March 31, 1999, the Company's total outstanding debt was comprised of fixed interest rate obligation of $109,475,000 and variable interest rate obligation of $103,815,000.

         The Company incurred an increase of approximately $87,000,000 of variable debt as a result of the Precision Acquisition on April 22, 1999. See
Note 6 - Subsequent Events for further detail.

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings

The Company is involved in various legal action arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and action outstanding will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2: Changes in Security

None

ITEM 3: Defaults Upon Senior Securities

None

ITEM 4: Submission of Matters to a Vote of Security Holders

None

ITEM 5: Other Information

None

ITEM 6 Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.                Description of Exhibit
-----------                ----------------------

3.1                        Restated Certificate of Incorporation of Stellex Technologies, Inc.

3.2                        Certificate of Incorporation of PMC Acquisition Corporation.

3.3                        Bylaws of PMC Acquisition Corporation.

3.4                        Articles of Incorporation of Phoenix Microwave Corporation.

3.5                        Bylaws of Phoenix Microwave Corporation.

3.6                        Certificate of Incorporation of Phoenix Microwave, Ltd.

3.7                        Bylaws of Phoenix Microwave, Ltd.

3.8                        Certificate of Incorporation of Stellex Precision Machining, Inc.

3.9                        Bylaws of Stellex Precision Machining, Inc.

4.1                        Supplemental Indenture No. 3 dated as of April 22, 1999 to Indenture dated as of October 31, 1997 by and among Stellex Technologies, Inc. (f/k/a Stellex
                           Industries, Inc.), Stellex Precision Machining, Inc., the Subsidiary Guarantors party thereto and HSBC Bank USA (f/k/a Marine Midland Bank), as trustee.

10.1                       Registration Rights Agreement dated as of April 22, 1999 between
                           Stellex Technologies, Inc. and SG Cowen Securities Corporation.

10.2                       Warrant Agreement dated as of April 22, 1999 between Stellex
                           Technologies, Inc. and HSBC Bank USA, as warrant agent.

27                         Financial Data Schedule.

         (a) Reports on Form 8-K: A Form 8-K was filed on March 16, 1999 describing the details of the Phoenix acquisition and providing historical financial information for Phoenix. A Form 8-K was filed on May 7, 1999, describing the details of the Precision Acquisition, providing historical financial information for Precision and pro forma financial information for Stellex, inclusive of results for both Phoenix and Precision.

         (b)      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of May 17, 1999.

                                      STELLEX TECHNOLOGIES, INC

                                      By:   /s/ William L. Remley
                                         -------------------------------------
                                         William L. Remley,
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

           Signature                                     Title                                     Date
           ---------                                     -----                                     ----

/s/    Richard L. Kramer                   Chairman of the Board of Directors and               May 17, 1999
------------------------                   Director of Stellex Technologies, Inc.
       Richard L. Kramer

/s/    William L. Remley                   Vice Chairman, President, Chief Executive            May 17, 1999
------------------------                   Officer, Treasurer and Director of Stellex
       William L. Remley                   Technologies, Inc.

/s/    P. Roger Byer                       Chief Financial Officer of Stellex                   May 17, 1999
------------------------                   Technologies, Inc. (principal financial
       P. Roger Byer                       and accounting officer)