Form 10-Q/A
period 1998-06-30
STELLEX TECHNOLOGIES INC
filed 1999-05-18
CIK 94026

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q/A

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1998

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-41939-01

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

                            STELLEX INDUSTRIES, INC.
              1430 BROADWAY, 13TH FLOOR, NEW YORK, NEW YORK 10018
                        (FORMER NAME AND FORMER ADDRESS)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
As of May 14, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

-------------------------------------------------------------------------------

EXPLANATORY NOTE:

     The quarterly report on Form 10-Q filed by Stellex Industries, Inc. on August 14, 1998 is being amended for the sole purpose of filing the quarterly consolidated financial statements of KII Holding Corp., a majority owned subsidiary, for the period ended June 30, 1998.

                       KII HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                    ASSETS                        June 30,   December 31,
                                                    1998         1997
                                                    ----         ----
                                                       (Unaudited)

    CURRENT ASSETS:
      Cash and cash equivalents                 $   916,900  $ 1,152,200
      Account receivables, net                    6,066,800    5,446,700
      Inventories                                13,819,300   12,817,100
      Prepaid and other assets                      419,200      916,700
      Deferred income taxes                         564,200      531,800
                                                -----------  -----------
      Total current assets                       21,786,400   20,864,500

    Property, plant and equipment, net           15,076,700   14,458,900
    Deferred financing costs, net                   933,200      983,200
    Other assets                                  1,154,400    1,059,100
                                                -----------  -----------
      Total assets                              $38,950,700  $37,365,700
                                                ===========  ===========

      LIABILITIES & SHAREHOLDERS' EQUITY
    CURRENT LIABILITIES:

      Current portion of long term obligations  $   115,600  $   139,700
      Accounts payable                            2,085,800    1,638,400
      Customer deposits                             216,400      116,700
      Accrued liabilities                         2,680,400    2,190,800
                                                -----------  -----------
      Total current liabilities                   5,098,200    4,085,600
    Long-term obligations, less current portion  24,874,500   25,624,800
    Deferred employee benefits                    1,473,200    1,405,700
    Unfunded pension benefits                       298,300      298,300
    Deferred income taxes                         1,878,300    1,693,400
                                                -----------  -----------
      Total liabilities                          33,622,500   33,107,800

    Equity Put Rights on common stock             2,568,400    1,078,100

    SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000
       shares authorized, 8,010 issued
       and outstanding                            3,131,900    3,131,900
    Series A Preferred stock, $10,000
       stated value, 400 shares authorized,
       84 shares issued and outstanding             840,000      840,000
    Series B Preferred stock, $10,000
       stated value, 75 shares authorized,
       none issued and outstanding                        -            -
    Undesignated Preferred stock, $10,000
       stated value, 25 shares authorized, none
       issued and outstanding                             -            -
    Accumulated deficit                          (1,212,100)    (792,100)
                                                -----------  -----------
       Total shareholders' equity                 2,759,800    3,179,800
                                                -----------  -----------

       Total liabilities and shareholders'
         equity                                 $38,950,700  $37,365,700
                                                ===========  ===========


      See accompanying notes to unaudited consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                              Three Months                   Six Months
                                                  Ended                        Ended
                                                 June 30,                     June 30,
                                           1998         1997            1998         1997
                                           ----         ----            ----         ----
                                             (Predecessor)                (Predecessor)

  Sales                                 $9,884,600    $7,854,400    $18,155,700   $14,296,000
  Cost of sales                          6,730,000     5,491,900     12,606,400    10,139,600
                                        ----------    ----------    -----------   -----------
    Gross profit                         3,154,600     2,362,500      5,549,300     4,156,400
  Selling, general and administrative    2,042,800       910,000      3,955,800     1,798,700
                                        ----------    ----------    -----------   -----------
  Income from operations                 1,111,800     1,452,500      1,593,500     2,357,700
                                        ----------    ----------    -----------   -----------

  Other income (expense):
    Interest expense                      (626,800)     (194,100)    (1,237,600)     (375,700)
    Other income (expense)                 (65,700)      (87,500)      (124,100)      (98,400)
                                        ----------    ----------    -----------   -----------
    Total other expense                   (692,500)     (281,600)    (1,361,700)     (474,100)
                                        ----------    ----------    -----------   -----------

  Income before provision for
    income taxes                           419,300     1,170,900        231,800     1,883,600
  Provision (benefit) for income taxes     395,800       468,300        606,900       753,400
                                        ----------    ----------    -----------   -----------
  Net income (loss)                         23,500       702,600       (375,100)    1,130,200
  Preferred stock dividends                (22,600)            -        (44,900)            -
                                        ----------    ----------    -----------   -----------

  Income (loss) applicable to
    common shareholders                 $      900    $  702,600    $  (420,000)  $ 1,130,200
                                        ==========    ==========    ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                Six Months        Six Months
                                                  Ended              Ended
                                                 June 30,           June 30,
                                                  1998                1997
                                                  ----                ----
                                                       (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                               $  (375,100)       $ 1,130,200
Reconciliation to net cash provided
  by (used in) operating activities:
  Depreciation and amortization                     894,900            878,200
  Deferred income taxes                             149,500            125,100
  Stock compensation                              1,490,300                  -
  Other                                              (2,200)            (4,000)
Changes in assets and liabilities:
  Accounts receivable                              (620,100)          (978,200)
  Inventories                                    (1,002,200)        (1,078,300)
  Prepaid and other current assets                  497,500           (105,300)
  Other assets                                      (70,100)            (2,100)
  Accounts payable                                  447,400            559,000
  Accrued and other liabilities                     489,600            (42,100)
  Customer deposits                                  99,700             (3,100)
                                                -----------        -----------
   Net cash provided by operating activities      1,999,200            479,400
                                                -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                        (1,454,200)          (868,500)
Proceeds from sale of fixed assets                   24,500             33,500
Net cash used in acquisitions                             -                  -
                                                -----------        -----------
   Net cash used in investing activities         (1,429,700)          (835,000)
                                                -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                          -            300,000
Repayment of intercompany loans                    (743,000)                 -
Other                                               (61,800)           (28,400)
                                                -----------        -----------
   Net cash provided by (used in) financing
    activities                                     (804,800)           271,600
                                                -----------        -----------
   Net increase (decrease) in
    cash and cash equivalents                      (235,300)           (84,000)

Cash and cash equivalents, beginning
    of period                                     1,152,200            406,000
                                                -----------        -----------
Cash and cash equivalents, end of period        $   916,900        $   322,000
                                                ===========        ===========


     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                        Six Months     Six Months
                                                          Ended           Ended
                                                         June 30,        June 30,
                                                          1998             1997
                                                          ----             ----
                                                              (Predecessor)
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:

  Interest                                               $1,005,800      $377,800
                                                         ==========      ========
  Income taxes, net                                      $        -      $633,000
                                                         ==========      ========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES:
  Capital lease agreements for equipment                 $   30,400      $      -
                                                         ==========      ========

            See accompanying notes to unaudited financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Predecessor

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

PPP specializes in the manufacture of precision aerospace components. BMI manufactures precision hinges, door panels and hinged assemblies for both aerospace and industrial applications. SEAL specializes in materials analysis and problem-solving for government and industry. GIL provides a complete array of non-destructive testing services for inspecting critical parts and manufactured components.

Acquisition And Successor

On July 1, 1997, KII Holding Corp. (successor), a Delaware company ("KII Holding") incorporated on July 1, 1997, through a wholly owned subsidiary (KII Acquisition Corp., a Delaware corporation), acquired all of the issued and outstanding capital stock of Kleinert and Subsidiaries (predecessor company and currently known as Stellex Aerospace and Subsidiaries) from Kleinert Industrie Holding A.G. (the "Seller"). The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of $2.65 million of mortgage indebtedness and the issuance to the Seller of a note for $1.75 million) has been allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values on the net assets acquired in connection with the acquisition. The acquisition was financed in part from new borrowings totaling $19.3 million and the issuance of common and preferred stock totaling $4.75 million. KII Holding is owned by Stellex Industries, Inc., a Delaware corporation, which owns 80.1% of the issued and outstanding common stock of KII Holding, with certain members of Stellex Aerospace's management holding the remainder of its outstanding common stock. KII Holding is a holding company whose operations are conducted through its operating subsidiaries. References to the "Company" include both KII Holding and its predecessor, Kleinert.

2.  BASIS OF PRESENTATION

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard requires that companies disclose "operating segments" based on the way management disaggregates the company for making internal operating decisions. The new rules will be effective for the Company's 1998 annual financial statements.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which standardizes the disclosure requirement for pensions and other postretirement benefits. The implementation of SFAS No. 132 is not expected to have an impact on the Company's financial statements. The standard will be effective for the Company's 1998 annual financial statements.

4.  INVENTORIES

     Inventories consisted of the following:


                                                    June 30,    December 31,
                                                     1998           1997
                                                     ----           ----
                                                 (Unaudited)

      Raw materials                               $ 1,404,100   $ 1,212,500
      Work-in-process                               7,000,400     6,250,300
      Finished goods                                5,414,800     5,354,300
                                                  -----------   -----------
      Total                                       $13,819,300   $12,817,100
                                                  ===========   ===========


5.  LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:


                                                         June 30,      December 31,
                                                          1998            1997
                                                          ----            ----
                                                       (Unaudited)

      Demand note payable to Stellex Industries, Inc.   $20,200,000   $20,943,000
      7.785% Mortgage notes payable                       2,593,200     2,624,000
      Sellers Notes Payable                               1,750,000     1,750,000
      Obligations under capital leases                      446,900       447,500
                                                        -----------   -----------
                                                         24,990,100    25,764,500
      Less current portion                                  115,600       139,700
                                                        -----------   -----------
                Total                                   $24,874,500   $25,624,800
                                                        ===========   ===========

6.  COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of May 14, 1999.

                           STELLEX TECHNOLOGIES, INC.

                            By: /s/ William L. Remley
                                ----------------------
                                William L. Remley,
                                President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

       Signature                        Title                            Date
       ---------                        -----                            ----

/s/ Richard L. Kramer    Chairman of the Board of Directors        May 18, 1999
---------------------    and Director of

    Richard L. Kramer    Stellex Technologies, Inc.

/s/ William L. Remley    Vice Chairman, President and Chief        May 18, 1999
---------------------    Executive Officer Treasurer and

    William L. Remley    Director of
                         Stellex Technologies, Inc.

/s/ P. Roger Byer        Chief Financial Officer of                May 18, 1999
---------------------    Stellex Technologies, Inc.

    P. Roger Byer