Form 10-Q/A
period 1998-09-30
STELLEX TECHNOLOGIES INC
filed 1999-05-18
CIK 94026

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: September 30, 1998

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

EXPLANATORY NOTE:

     The quarterly report on Form 10-Q filed by Stellex Industries, Inc. on November 16, 1998 is being amended for the sole purpose of filing the quarterly consolidated financial statements of KII Holding Corp., a majority owned subsidiary, for the period ended September 30, 1998.

                       KII HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


             ASSETS                                September 30,    December 31,
                                                       1998             1997
                                                       ----             ----
                                                    (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                         $   490,500     $ 1,152,200
  Account receivables, net                            5,780,200       5,446,700
  Inventories                                        14,220,900      12,817,100
  Prepaid and other assets                              266,100         916,700
  Deferred income taxes                                 581,000         531,800
                                                    -----------     -----------
    Total current assets                             21,338,700      20,864,500

Property, plant and equipment, net                   14,972,400      14,458,900
Deferred financing costs, net                           908,300         983,200
Other assets                                          1,196,700       1,059,100
                                                    -----------     -----------
    Total assets                                    $38,416,100     $37,365,700
                                                    ===========     ===========

   LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long term obligations          $ 1,846,300     $   139,700
  Accounts payable                                    1,906,200       1,638,400
  Customer deposits                                     347,300         116,700
  Accrued liabilities                                 2,653,600       2,190,800
                                                    -----------     -----------
  Total current liabilities                           6,753,400       4,085,600
Long-term obligations, less current portion          22,107,200      25,624,800
Deferred employee benefits                            1,512,000       1,405,700
Unfunded pension benefits                               298,300         298,300
Deferred income taxes                                 1,957,000       1,693,400
                                                    -----------     -----------
  Total liabilities                                  32,627,900      33,107,800

Equity Put Rights on common stock                     3,343,300       1,078,100

SHAREHOLDERS' EQUITY:
Common stock, no par value, 20,000 shares
  authorized, 8,010 issued and outstanding            3,131,900       3,131,900
Series A Preferred stock, $10,000 stated value,
  400 shares authorized, 84 shares
  issued and outstanding                                840,000         840,000
Series B Preferred stock, $10,000 stated value,
  75 shares  authorized,  none issued
  and outstanding                                            --              --
Undesignated Preferred stock, $10,000
  stated value, 25 shares authorized, none
  issued and outstanding                                     --              --
Accumulated deficit                                  (1,527,000)       (792,100)
                                                    -----------     -----------
  Total shareholders' equity                          2,444,900       3,179,800
                                                    -----------     -----------
  Total liabilities and shareholders' equity        $38,416,100     $37,365,700
                                                    ===========     ===========


      See accompanying notes to unaudited consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               Three Months        Nine Months    Six Months
                                                   Ended              Ended         Ended
                                               September 30,       September 30,   June 30,
                                             1998         1997         1998          1997
                                             ----         ----         ----          ----
                                                                                 (Predecessor)

Sales                                     $8,863,900   $8,889,800   $27,019,600   $14,296,000
Cost of sales                              6,210,100    6,746,900    18,816,500    10,139,600
                                          ----------   ----------   -----------   -----------
  Gross profit                             2,653,800    2,142,900     8,203,100     4,156,400
Selling, general and administrative        2,012,000    1,570,600     5,967,800     1,798,700
                                          ----------   ----------   -----------   -----------
Income from operations                       641,800      572,300     2,235,300     2,357,700
                                          ----------   ----------   -----------   -----------
Other income (expense):
  Interest expense                          (603,600)    (456,300)   (1,841,200)     (375,700)
  Other income (expense)                     (78,700)     (20,400)     (202,800)      (98,400)
                                          ----------   ----------   -----------   -----------
  Total other expense                       (682,300)    (476,700)   (2,044,000)     (474,100)
                                          ----------   ----------   -----------   -----------
Income (loss) before provision
  for income taxes                           (40,500)      95,600       191,300     1,883,600
Provision (benefit) for income taxes         251,000      287,600       857,900       753,400
                                          ----------   ----------   -----------   -----------
Net income (loss)                           (291,500)    (192,000)     (666,600)    1,130,200
Preferred stock dividends                    (23,400)          --       (68,300)           --
                                          ----------   ----------   -----------   -----------
Income (loss) applicable to common
  shareholders                            $ (314,900)  $ (192,000)  $  (734,900)  $ 1,130,200
                                          ==========   ==========   ===========   ===========

     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                     Nine Months    Three Months    Six Months
                                                       Ended           Ended          Ended
                                                    September 30,   September 30,    June 30,
                                                        1998            1997           1997
                                                        ----            ----           ----
                                                                                   (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                   $  (666,600)    $  (192,000)    $ 1,130,200
Reconciliation to net cash provided by
  (used in) operating activities:
  Depreciation and amortization                       1,364,200         363,400         878,200
  Deferred income taxes                                 214,400         760,500         125,100
  Stock compensation charge                           2,265,200            --              --
  Other                                                  (5,200)          9,800          (4,000)
Changes in assets and liabilities:
  Accounts receivable                                  (333,500)       (899,000)       (978,200)
  Inventories                                        (1,403,800)       (584,800)     (1,078,300)
  Prepaid and other assets                              650,600          17,800        (105,300)
  Other assets                                          (97,000)        (43,300)         (2,100)
  Accounts payable                                      267,800        (547,900)        559,000
  Accrued and other liabilities                         462,800         915,200         (42,100)
  Customer deposits                                     230,600          58,300          (3,100)
                                                    -----------     -----------     -----------
   Net cash provided by (used in)
    operating activities                              2,949,500        (142,000)        479,400
                                                    -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                            (1,794,400)       (559,500)       (868,500)
Proceeds from sale of fixed assets                       24,500              --          33,500
Net cash used in Kleinert acquisition                        --     (14,799,300)             --
                                                    -----------     -----------     -----------
  Net cash used in investing activities              (1,769,900)    (15,358,800)       (835,000)
                                                    -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                             --              --         300,000
Repayment of bank debt and intercompany loans        (1,811,000)             --              --
Payment of financing costs                                   --      (1,326,800)             --
Proceeds from issuance of common and
  preferred stock                                            --       4,750,000              --
Repayment of debt in connection with
  Kleinert Acquisition                                       --      (6,800,000)             --
Proceeds from borrowings in connection
  with Kleinert Acquisition                                  --      19,300,000              --
Other                                                   (30,300)        (14,600)        (28,400)
                                                    -----------     -----------     -----------
  Net cash provided by (used in)
    financing activities                             (1,841,300)     15,908,600         271,600
                                                    -----------     -----------     -----------
  Net increase (decrease) in cash and
    cash equivalents                                   (661,700)        407,800         (84,000)
Cash and cash equivalents, beginning
  of period                                           1,152,200         322,000         406,000
                                                    -----------     -----------     -----------
Cash and cash equivalents, end of period            $   490,500     $   729,800     $   322,000
                                                    ===========     ===========     ===========

     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES

                                   (UNAUDITED)


                                                     Nine Months    Three Months    Six Months
                                                       Ended           Ended          Ended
                                                    September 30,   September 30,    June 30,
                                                        1998            1997           1997
                                                        ----            ----           ----
                                                                                   (Predecessor)

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION:

  Cash paid during the period for:

  Interest                                          $ 1,479,447     $    329,300     $   377,800
                                                    ===========     ============     ===========
  Income taxes, net                                 $        --     $         --     $   633,000
                                                    ===========     ============     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
 Capital lease agreements for equipment             $    30,400     $         --     $        --
                                                    ===========     ============     ===========
 Assets acquired and liabilities assumed in
  connection with acquisitions:
  Fair value of assets acquired                     $        --     $ 35,541,200     $        --
  Liabilities assumed                                        --      (19,388,400)             --
                                                    -----------     ------------     -----------
  Cash paid                                                  --       16,152,800              --
  Less cash acquired                                         --        1,353,500              --
                                                    -----------     ------------     -----------
  Net cash used for business acquisition            $        --     $ 14,799,300     $        --
                                                    ===========     ============     ===========

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

4. INVENTORIES

     Inventories consisted of the following:


                                               September 30,    December 31,
                                                   1998             1997
                                                   ----             ----
                                                (Unaudited)

      Raw materials                             $ 1,612,600      $ 1,212,500
      Work-in-process                             6,962,600        6,250,300
      Finished goods                              5,645,700        5,354,300
                                                -----------      -----------
      Total                                     $14,220,900      $12,817,100
                                                ===========      ===========

5. LONG-TERM OBLIGATIONS

     Long-term obligations consisted of the following:


                                               September 30,    December 31,
                                                   1998             1997
                                                   ----             ----
                                                (Unaudited)

      Demand note payable to Stellex
      Industries, Inc.                          $19,200,200      $20,943,000
      7.785% Mortgage notes payable               2,576,300        2,624,000
      Sellers Notes Payable                       1,750,000        1,750,000
      Obligations under capital leases              426,100          447,500
      Other long term obligations                       900               --
                                                -----------      -----------
                                                 23,953,500       25,764,500
      Less current portion                        1,846,300          139,700
                                                -----------      -----------
                Total                           $22,107,200      $25,624,800
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