Form 10-Q/A
period 1998-03-31
STELLEX TECHNOLOGIES INC
filed 1999-05-19
CIK 94026

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: March 31, 1998

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE:

     The quarterly report on Form 10-Q filed by Stellex Industries, Inc. on November 16, 1998 is being amended for the sole purpose of filing the quarterly consolidated financial statements of KII Holding Corp., a majority owned subsidiary, for the period ended March 31, 1998.

                       KII HOLDING CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                     ASSETS                                      March 31,        December 31,
                                                                                   1998                1997
                                                                                   ----                ----
                                                                                (Unaudited)

      CURRENT ASSETS:
          Cash and cash equivalents                                                 $960,000           $1,152,200
          Account receivables, net                                                 5,932,400            5,446,700
          Inventories                                                             13,370,900           12,817,100
          Prepaid and other assets                                                   420,900              916,700
          Deferred income taxes                                                      531,800              531,800
                                                                                 -----------          -----------

          Total current assets                                                    21,216,000           20,864,500
      Property, plant and equipment, net                                          14,785,000           14,458,900
      Deferred financing costs, net                                                  958,300              983,200
      Other assets                                                                 1,112,200            1,059,100
                                                                                 -----------          -----------
          Total assets                                                           $38,071,500          $37,365,700
                                                                                 ===========          ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY
      CURRENT LIABILITIES:
        Current portion of long term obligations                                 $   137,200          $   139,700
        Accounts payable                                                           2,008,100            1,638,400
        Customer deposits                                                            223,800              116,700
        Accrued liabilities                                                        2,056,500            2,190,800
                                                                                 -----------          -----------

        Total current liabilities                                                  4,425,600            4,085,600
      Long-term obligations, less current portion                                 25,609,500           25,624,800
      Deferred employee benefits                                                   1,439,500            1,405,700
      Unfunded pension benefits                                                      298,300              298,300
      Deferred income taxes                                                        1,746,200            1,693,400
                                                                                  -----------         -----------
        Total liabilities                                                         33,519,100           33,107,800

      Equity Put Rights on common stock                                            1,793,500            1,078,100

      SHAREHOLDERS' EQUITY:
      Common stock, no par value, 20,000 shares authorized, 8,010
            issued and outstanding                                                 3,131,900            3,131,900
      Series A Preferred stock, $10,000 stated value, 400 shares
            authorized, 84 shares issued and outstanding                             840,000              840,000
      Series B Preferred stock, $10,000 stated value, 75 shares
            authorized, none issued and outstanding                                        -                    -
      Undesignated Preferred stock, $10,000 stated value, 25
           shares authorized, none issued and outstanding                                  -                    -
      Accumulated deficit                                                         (1,213,000)            (792,100)
                                                                                 -----------          -----------
          Total shareholders' equity                                               2,758,900            3,179,800
                                                                                 -----------          -----------
          Total liabilities and shareholders' equity                             $38,071,500          $37,365,700
                                                                                 ===========          ===========


      See accompanying notes to unaudited consolidated financial statements

                       KII HOLDING CORP. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                           Three Months
                                                               Ended
                                                              March 31,
                                                       1998               1997
                                                       ----               ----
                                                                      (Predecessor)

Sales                                                $8,271,100        $ 6,441,600
Cost of sales                                         5,876,400          4,647,700
                                                     ----------        -----------
    Gross profit                                      2,394,700          1,793,900
Selling, general and administrative                   1,913,000            888,700
                                                     ----------        -----------
Income from operations                                  481,700            905,200
                                                     ----------        -----------
Other income (expense):
    Interest expense                                   (610,800)          (181,600)
    Other income (expense)                              (58,400)           (10,900)
                                                     ----------        -----------
    Total other expense                                (669,200)          (192,500)
                                                     ----------        -----------
Income (loss) before provision for income taxes        (187,500)           712,700
Provision (benefit) for income taxes                    211,100            285,100
                                                     ----------        -----------
Net income (loss)                                      (398,600)           427,600
Preferred stock dividends                               (22,300)                -
                                                     ----------        -----------
Income (loss) applicable to common shareholders      $ (420,900)        $  427,600
                                                     ===========        ==========


     See accompanying notes to unaudited consolidated financial statements.

                       KII HOLDING CORP. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                              Three Months        Three Months
                                                                 Ended               Ended
                                                               March 31,           March 31,
                                                                 1998                1997
                                                                 ----                ----
                                                                                 (Predecessor)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $  (398,600)         $  427,600
Reconciliation to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                  448,400             433,500
   Deferred income taxes                                           52,800              81,300
   Stock compensation                                             715,400                   -
   Other                                                           (2,600)             (1,900)
Changes in assets and liabilities:
   Accounts receivable                                           (485,700)           (459,100)
   Inventories                                                   (553,800)           (771,200)
   Prepaid and other assets                                       495,800             (88,900)
   Other assets                                                   (53,100)            (35,400)
   Accounts payable                                               369,700             191,300
   Accrued and other liabilities                                 (122,700)            236,600
   Customer deposits                                              107,100                 100
                                                                ---------          ----------
     Net cash provided by operating activities                    572,700              13,900
                                                                ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to fixed assets                                        (771,600)           (478,600)
Proceeds from sale of fixed assets                                 24,500              33,500
Net cash used in acquisitions                                           -                   -
                                                                ---------          ----------
     Net cash used in investing activities                       (747,100)           (445,100)
                                                                ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit                                        -             350,000
Repayment of debt                                                 (15,200)            (14,000)
Other                                                              (2,600)                  -
                                                                ---------          ----------

     Net cash provided by (used in) financing activities          (17,800)            336,000
                                                                ---------          ----------
     Net decrease in cash and cash equivalents                   (192,200)            (95,200)
Cash and cash equivalents, beginning of period                  1,152,200             406,000
                                                                ---------          ----------

Cash and cash equivalents, end of period                        $ 960,000          $  310,800
                                                                =========          ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:

    Interest                                                   $  513,976          $  183,100
                                                               ==========          ==========
    Income taxes, net                                          $        -          $   55,300
                                                               ==========          ==========

---------------------------------------------------------------------------------------------



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

3. RECENT ACCOUNTING STANDARDS

Effective January 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive income by their nature in an annual financial statement. For example, other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be classified, as required. The Company had no items of other comprehensive income or loss for the three month period ended March 31, 1998.

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

4. INVENTORIES

         Inventories consisted of the following:


                                                                          March 31,           December 31,
                                                                            1998                  1997
                                                                            ----                  ----
                                                                         (Unaudited)

          Raw materials                                                  $ 1,302,700          $ 1,212,500
          Work-in-process                                                  6,970,200            6,250,300
          Finished goods                                                   5,098,000            5,354,300
                                                                         -----------          -----------
          Total                                                          $13,370,900          $12,817,100
                                                                         ===========          ===========


5. LONG-TERM OBLIGATIONS

         Long-term obligations consisted of the following:

                                                                           March 31,          December 31,
                                                                             1998                 1997
                                                                             ----                 ----
                                                                         (Unaudited)

          Demand note payable to Stellex Industries, Inc.               $ 20,943,000         $ 20,943,000
          7.785% Mortgage notes payable                                    2,608,800            2,624,000
          Sellers Notes Payable                                            1,750,000            1,750,000
          Obligations under capital leases                                   444,900              447,500
                                                                        ------------         ------------
                                                                          25,746,700           25,764,500
          Less current portion                                               137,200              139,700
                                                                        ------------         ------------
                            Total                                       $ 25,609,500         $ 25,624,800
                                                                        ============         ============

6. COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of May 19, 1999.

                           STELLEX TECHNOLOGIES, INC.
                            By: /s/ William L. Remley
                               ------------------------------
                                   William L. Remley,
                                   President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

       Signature                        Title                            Date
       ---------                        -----                            ----

/s/ Richard L. Kramer    Chairman of the Board of Directors        May 19, 1999
---------------------    and Director of
    Richard L. Kramer    Stellex Technologies, Inc.

/s/ William L. Remley    Vice Chairman, President and Chief        May 19, 1999
---------------------    Executive Officer Treasurer and
    William L. Remley    Director of
                         Stellex Technologies, Inc.

/s/ P. Roger Byer        Chief Financial Officer of                May 19, 1999
---------------------    Stellex Technologies, Inc.
    P. Roger Byer