Form 10-Q
period 1999-06-30
STELLEX TECHNOLOGIES INC
filed 1999-08-16
CIK 94026

   ---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended: June 30, 1999

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

 Stellex Industries, Inc., 1430 Broadway, 13th Floor, New York, New York, 10018
                        (Former name and former address)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No __

As of August 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

  -----------------------------------------------------------------------------

ITEM 1: Financial Statements

                                       STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                            (in thousands, except share data)


                                                                                 June 30,         December 31,
                                                                                   1999                1998
        ASSETS                                                                  (Unaudited)
        Current assets:
            Cash and cash equivalents                                       $          4,734    $           1,405
            Account receivables, net                                                  31,741               28,452
            Inventories                                                               71,864               58,329
            Prepaid and other assets                                                   4,215                3,200
            Deferred income taxes                                                      3,403                3,318
                                                                               -------------       --------------

            Total current assets                                                     115,957               94,704
        Property, plant and equipment, net                                            89,247               53,871
        Goodwill, net                                                                118,003               60,786
        Other intangible assets, net                                                  50,997               52,552
        Deferred financing costs, net                                                 13,927                9,033
        Other assets                                                                   5,529                2,284
                                                                               -------------       --------------
            Total assets                                                    $        393,660     $        273,230
                                                                            ================     ================

        LIABILITIES & STOCKHOLDERS' EQUITY
        Current liabilities:
           Current portion of long term obligations                         $          8,517   $           5,533
          Accounts payable                                                            10,716              11,639
          Accrued liabilities                                                         20,260              17,797
          Advance billings and customer deposits                                      20,884                 252
                                                                            -----------------    ---------------

          Total current liabilities                                                   60,377              35,221
        9 1/2% senior subordinated notes                                             100,000             100,000
        Long-term obligations, less current portion                                  184,926             106,201
        Deferred employee benefits                                                     2,233               1,952
        Deferred income taxes                                                         21,215              20,029
                                                                            -----------------    ---------------
          Total liabilities                                                          368,751             263,403
                                                                            ----------------     ---------------

        13% Senior Cumulative Redeemable
              Preferred Stock                                                         18,950                   -

        Stockholders' equity:
        Common stock, no par value, 1,000 shares authorized and
             outstanding                                                                  50                  50
        Preferred stock, no par value: 500 shares authorized,
             229 shares issued and outstanding                                        11,450              11,450
        Additional paid-in capital                                                     3,054               3,054
        Accumulated deficit
                                                                                      (8,595)             (4,727)
                                                                            ----------------     ---------------
            Total stockholders' equity                                                 5,959               9,

            Total liabilities and stockholders' equity                      $        393,660     $       273,230
                                                                            ================     ===============


                              See accompanying notes to unaudited consolidated financial statements


                                       STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       (Unaudited)
                                                     (in thousands)


                                                            Three Months Ended                      Six Months Ended
                                                                 June 30,                               June 30,
                                                     1999                 1998                 1999                 1998
                                                     ----                 ----                 ----                 ----


Sales                                         $         58,721     $         38,450   $        108,334    $           66,349
Cost of sales                                           44,457               27,812             80,879                49,763
Gross profit                                            14,264               10,638             27,455                16,586
Operating expenses:
Selling, general and administrative                                           5,948             12,916               10,076
Research and development                                 2,620                1,209              4,296                2,149
Amortization of intangibles                              1,681                  851              2,974                1,493
                                                         -----                  ---              -----                -----
    Total operating expenses                            11,892                8,008             20,186               13,781
                                                        ------                -----             ------               ------

Income from operations                                   2,372                2,630              7,269                2,868
                                                         -----                -----              -----                -----
Other income (expense):
    Interest income                                         32                   25                84                    58
    Interest expense                                    (6,533)              (3,712)          (11,349)               (6,482)
    Other                                                    1                  (70)               (2)                 (133)
                                                             -                  ----               ---                -----

    Total other expense                                 (6,500)              (3,757)           (11,267)              (6,557)
                                                        -------              -------           --------              -------

Loss before provision for income taxes                  (4,128)              (1,127)            (3,998)              (3,689)
Benefit for income taxes                                (1,390)                (246)            (1,321)              (1,018)
                                                        -------                -----            -------              -------
Net loss                                                (2,738)                (881)            (2,677)              (2,671)
Preferred stock dividends                                  827                  286              1,191                  573
                                                        -------                ----              -----               ------

Loss applicable to common stockholders        $         (3,565)  $           (1,167)  $         (3,868)              (3,244)
                                                        =======              =======            =======              =======









     See accompanying notes to unaudited consolidated financial statements.


                                       STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)
                                                     (in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  1999                 1998
                                                                                  ----                 ----

Cash Flows from Operating Activities:
Net loss                                                                       $ (2,677)           $  (2,671)
Reconciliation to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                  8,945                4,922
   Amortization of step-up in inventory                                           2,322                1,457
   Gain on sale of property                                                          (6)                  (3)
   Deferred income taxes                                                         (1,294)              (1,027)
   Stock compensation charge                                                          -                1,490
   Changes in  assets  and  liabilities  (net of  acquired  assets  and  assumed liabilities):
        Accounts receivable                                                       1,971               (3,010)
        Inventories                                                                (957)              (1,740)
        Prepaid and other assets                                                 (2,165)               2,792
        Accounts payable                                                         (2,531)                 (72)
        Accrued liabilities                                                      (2,349)              (1,919)
        Advance billings and customer deposits                                   17,644                 (935)
                                                                                 ------               -------
     Net cash provided (used) by operating activities                            18,903                 (716)
                                                                                 ------               -------

Cash Flows from Investing Activities:
Additions to fixed assets                                                        (8,128)               (2,212)
Proceeds from sale of fixed assets                                                   16                    24
Net cash used in acquisitions                                                  (102,497)              (90,364)
                                                                               ---------              --------
     Net cash used in investing activities                                     (110,609)              (92,552)
                                                                               ---------              --------

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit                                     1,500                 8,250
Payment of financing costs                                                       (5,634)               (4,242)
Borrowings from Senior Term Loans                                                81,800                90,000
Net proceeds from issuance of Preferred Stock                                    18,950                     -
Mandatory repayments under new Senior Term Loans                                 (1,500)                    -
Repayments under capital lease obligations                                          (48)                  (31)
Repayment of debt and notes payable                                                 (33)                  (31)
    Net cash provided by financing activities
                                                                                 95,035                93,946
                                                                               --------               -------
     Net increase in cash and cash equivalents                                    3,329                   678
Cash and cash equivalents, beginning of period                                    1,405                 3,304
                                                                               --------               -------
Cash and cash equivalents, end of period                                      $   4,734          $      3,982
                                                                               ========               =======



                                       STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                                       (Unaudited)
                                                     (in thousands)




                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                     1999                   1998
                                                                                     ----                   ----

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
    Interest                                                                $       7,695          $       5,431
    Income taxes                                                                      340                      -
    Supplemental schedule of non-cash investing and financing activities:
      Capital lease agreements for equipment                                            -                     30
      Note issued  to Seller in conjunction with Monitor Acquisition                    -                  5,180

  Assets acquired and liabilities assumed in connection with the Acquisitions:
    Fair value of assets acquired                                           $     117,416          $     130,420
    Fair value of liabilities assumed                                              (7,581)               (34,484)
                                                                                  -------                --------
    Cash paid                                                                     109,835                 95,936
    Less financing fees and expenses                                               (5,634)                (4,165)
    Less cash acquired                                                             (1,704)                (1,407)
                                                                                  -------                --------
    Net cash used for business acquisitions                                 $     102,497          $      90,364
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

          Kleinert Acquisition - On July 1, 1997, KII Holding through a wholly-owned subsidiary (KII Acquisition Corp., a Delaware corporation) acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of approximately $2.6 million of indebtedness and the issuance to the seller of a note for $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. KII Holdings corporate name was subsequently changed to Stellex Aerospace, Inc. ("Stellex Aerospace"). Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries - Paragon Precision Products ("Paragon"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("Bandy"). On April 8, 1999, KII Acquisition Corp. was merged into Stellex Aerospace, Inc. During April 1999, the articles of incorporation of Paragon and Bandy were amended to change their names to Stellex Paragon Precision, Inc. and Stellex Bandy Machining, Inc., respectively.

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

Monitor Aerospace Acquisition - On May 29, 1998, Stellex acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance critical applications, located in Amityville, New York. Monitor had two wholly-owned subsidiaries, Monitor Aerospace International Corporation and Monitor Marine Products, Inc. On April 13, 1999, these wholly-owned subsidiaries were merged into Monitor, which then subsequently amended its certificate of incorporation to change its name to Stellex Monitor Aerospace, Inc.

The purchase price for Monitor was approximately $95.0 million including the assumption of approximately $26.5 million of debt and excluding transaction and financing fees and expenses of approximately $5.9 million. The Monitor Acquisition was financed through (i) borrowings of $95.7 million under the Company's senior secured credit facility and (ii) Monitor's issuance of a promissory note to certain former Monitor shareholders in the principal amount of $5.2 million. Borrowings under the senior secured credit facility were comprised of term loans in an aggregate principal amount of $90.0 million and revolving loans of $17.0 million, of which $11.3 million was used to refinance the existing Company revolver and supply near term working capital requirements.

Phoenix Acquisition - On March 1, 1999, Stellex, through its subsidiary, Stellex Microwave, acquired all of the outstanding common stock of Phoenix Microwave Corporation ("Phoenix"), a leading supplier of RF and microwave components, based in Telford, Pennsylvania. Subsequently, on May 27, 1999, Phoenix was merged into Stellex Microwave and operates as a division. Phoenix, along with Stellex Microwave, operate in the RF/microwave component and sub-assembly market for commercial, wireless, military and space applications. The aggregate purchase price for the acquisition of Phoenix was $14.7 million of cash plus contingent purchase price of up to $1.0 million payable by March 2000 based on cash flow performance thresholds. The acquisition was financed with an acquisition term loan drawn under the Company's previous senior secured credit facility.

Precision Acquisition - On April 22, 1999, the Company, through Stellex Precision Machining, Inc. ("Precision"), a wholly-owned subsidiary of Stellex Aerostructures, Inc. acquired the assets of the aerostructures business of Precision Machining, Inc. and certain related entities for an aggregate purchase price of approximately $86.0 million, excluding transaction fees and expenses of approximately $9.6 million. Precision, located in Wellington, Kansas, is a leading manufacturer of complex aerostructure components, serving the commercial, military and business aviation segments of the aerospace industry. Precision specializes in high speed five-axis machining of aluminum, titanium and other hard alloys. The acquisition was financed through borrowings under the Company's current $235 million senior secured credit facility and the issuance of $20 million of preferred stock (the "Preferred Stock"). The current secured credit facility provides for a two tranche term loan comprised of a $60 million Term A facility and a $110 million Term B facility, in addition to a $65 million revolving loan facility. The Term A facility has a six-year term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. The Term B facility has a ninety-month term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of 2.5% or the Eurodollar rate plus a margin rate of 3.5%. The revolving credit facility has a six-year term bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio.

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

Pro forma results of operations as if the Monitor, Phoenix and Precision acquisitions had occurred as of January 1, 1998 are as follows (in thousands):

                                      Six Months Ended
                                          June 30,

                               1999                      1998
                               ----                      ----

Net sales              $      120,795            $      127,783
Gross profit                   35,990                    35,703
Net income (loss)                 654                       989

2.       Basis of Presentation

Stellex is a holding company that has no operations separate from its investments in its subsidiaries. The consolidated balance sheet at June 30, 1999 and the consolidated statements of operations and consolidated statements of cash flows for the periods ended June 30, 1999 include the accounts of Stellex Microwave (including the Phoenix Microwave division) and Stellex Aerostructures, Inc. ("Stellex Aerostructures") (formerly known as Stellex Aerospace Holdings, Inc.). Stellex Aerostructures consists of three wholly-owned subsidiaries, Monitor, Precision and Stellex Aerospace. The Company is in the process of completing purchase accounting valuations of the assets acquired and liabilities assumed in its recent acquisitions of Phoenix and Precision. These valuations are not yet complete and therefore the balance sheets of Phoenix and Precision as of June 30, 1999 represent management's best estimates. Phoenix's results of operations presented herein are from the date of acquisition on March 1, 1999, to June 30, 1999. Precision's results of operations are from the date of acquisition on April 22, 1999, to June 30, 1999. The comparative financial statements for the quarter ended June 30, 1998 include the accounts of Stellex Aerospace, Monitor Aerospace from the date of acquisition on May 29, 1998 to June 30, 1998 and Stellex Microwave. All significant intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, which were of a normal and recurring nature, have been included. The results of operations for any interim period are not necessarily indicative of the results for the year. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Reports on Form 8-K dated March 1, 1999 and April 22, 1999.

3.     Inventories

         Inventories consisted of the following (in thousands):

                                                                          June 30,          December 31,
                                                                            1999                1998
                                                                        (Unaudited)

           Raw materials                                             $    21,010             $15,470
           Work-in-process                                                30,793              25,782
           Finished goods                                                 10,458               7,994
           Production tooling                                              9,603               9,083
                                                                          ------              ------
           Total                                                     $    71,864             $58,329
                                                                          ======              ======

3.     Long-Term Obligations

         Long-term obligations consisted of the following (in thousands):
                                                                           June 30,           December 31,
                                                                             1999                1998
                                                                         (Unaudited)

           Term Loan A                                               $    58,750              28,500
           Term Loan B                                                   109,750              59,700
           Revolving line of credit                                       15,000              13,500
           7.785% Mortgage notes payable                                   2,528               2,561
           Sellers notes payable                                           6,930               6,930
           Obligations under capital leases                                  395                 446
           Other long term obligations                                        90                  97
                                                                         -------             -------
                                                                         193,443             111,734
           Less current portion
                                                                           8,517               5,533
                                                                         -------             -------
                             Total                                   $   184,926            $106,201
                                                                         =======             =======

5.    Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material affect on the Company's financial position.

5.    Stock Options

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Compensation cost for stock options, if any, is measured as the excess of the fair market value of the applicable company's stock at the date of grant over the option strike price. The following non-qualified stock option plans have been adopted by subsidiaries of the Company during either the second quarter of 1999 or during the subsequent period. These option plans are structured such that option strike prices will be set at or above fair market value on the date of grant.

Stellex Precision Machining, Inc. 1999 Stock Option Plan

On April 22, 1999, Precision adopted the Stellex Precision Machining, Inc. 1999 Stock Option Plan (the "Precision Option Plan") as an incentive program for employees intended to promote the interests of the Company. The Precision Option Plan has allocated 1,300 shares for issuance to eligible employees, which includes all employees of Precision. Effective April 22, 1999, Precision issued ten-year options (the "Precision Options") to purchase up to an aggregate of 800 shares of common stock of Precision. One-third of the Precision Options granted vest on each December 31 beginning 1999 through and including 2001. The exercise price of the Precision Options is $2 per share, and such options generally become exercisable upon the earliest to occur of (i) an initial public offering by Precision, Stellex Technologies, Inc. ("Parent") or a corporation in an unbroken chain of corporations between Parent and Precision (an "Intermediate Corporation"), (ii) a Corporate Transaction (which is defined in the Precision Option Plan to generally mean a change of control of Parent or Precision, a sale of all or substantially all of the assets of Parent or Precision or the adoption of a plan of liquidation for Parent or Precision) or (iii) January 31, 2009. Upon an initial public offering by Parent or an Intermediate Corporation, the administrator of the Precision Option Plan may convert the Precision Options into options to purchase common stock of such issuer as described in the Precision Option Plan.

Stellex Microwave Systems, Inc. 1998 Stock Option Plan

On May 15, 1999, Microwave adopted the Stellex Microwave Systems, Inc. 1999 Stock Option Plan (the "Microwave Option Plan") as an incentive program for employees intended to promote the interests of the Company. The Microwave Option Plan has allocated 1,000,000 shares for issuance to eligible employees, which includes all employees of Microwave. Effective May 15, 1999, Microwave issued ten-year options (the "Microwave Options") to purchase up to an aggregate of
499,700 shares of common stock of Microwave (the "Microwave Option Plan").One-fifth of the Microwave Options vested on the date of grant and the remainder vest in equal installments on each November 1 beginning 1999 through and including 2002. The exercise price of the Microwave Options is $2.87 per share, and such options generally become exercisable upon the earliest to occur of (i) an initial public offering by Microwave, Stellex Technologies, Inc. ("Parent") or a corporation in an unbroken chain of corporations between Parent and Microwave (an "Intermediate Corporation"), (ii) a Corporate Transaction (which is defined in the Microwave Option Plan to generally mean a change of control of Parent or Microwave, a sale of all or substantially all of the assets of Parent or Microwave or the adoption of a plan of liquidation for Parent or Microwave) or (iii) September 2, 2007. Upon an initial public offering by Parent or an Intermediate Corporation, the administrator of the Microwave Option Plan may convert the Microwave Options into options to purchase common stock of such issuer as described in the Microwave Option Plan.

Stellex Monitor Aerospace, Inc. 1999 Stock Option Plan

On July 26, 1999, Monitor adopted the Stellex Monitor Aerospace, Inc. 1999 Stock Option Plan (the "Monitor Option Plan") as an incentive program for employees intended to promote the interests of the Company. The Monitor Option Plan has allocated 700 shares for issuance to eligible employees, which includes all employees of Monitor. Effective July 26, 1999, Monitor issued ten-year options (the "Monitor Options") to purchase up to an aggregate of 540 shares of common stock of Monitor. Generally, thirty-seven percent of the Monitor Options granted vest on December 31, 1999, while sixty percent of the Monitor Options granted vest in equal installments on each December 31 beginning 2000 through and including 2002 and the remainder vest in equal installments on each December 31 beginning 2003 through and including 2004. The exercise price of the Monitor Options is $10 per share, and such options generally become exercisable upon the earliest to occur of (i) an initial public offering by Monitor, Stellex Technologies, Inc. ("Parent") or a corporation in an unbroken chain of corporations between Parent and Monitor (an "Intermediate Corporation"), (ii) a Corporate Transaction (which is defined in the Monitor Option Plan to generally mean a change of control of Parent or Monitor, a sale of all or substantially all of the assets of Parent or Monitor or the adoption of a plan of liquidation for Parent or Monitor) or (iii) March 16, 2009. Upon an initial public offering by Parent or an Intermediate Corporation, the administrator of the Monitor Option Plan may convert the Monitor Options into options to purchase common stock of such issuer as described in the Monitor Option Plan.

7.    Condensed Financial Information of Stellex and its Subsidiaries

The $100 million principal amount 9 1/2% senior subordinated notes and the term and revolving loans are fully guaranteed on a full and unconditional basis by all domestic subsidiaries of Stellex, including Stellex Microwave, Stellex Aerospace, Monitor and Precision. There are no significant contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company. Set forth below are the condensed consolidating financial information of the guarantor subsidiaries as of June 30, 1999 and for the three and six month periods then ended. The separate financial statements of the guarantor subsidiaries are not included because the guarantor subsidiaries are jointly and severally liable under the notes and management does not believe that the separate financial information would be meaningful to investors.

                                          Condensed Consolidating Balance Sheet
                                                     (in thousands)

                                 Stellex        Stellex       Stellex                                  Adjustments &       Stellex
                              (Parent Only)    Microwave      Aerospace      Monitor      Precision     Eliminations    Consolidated
Cash and cash equivalents     $      1,075    $    1,891     $      559     $     522     $     687    $          -     $     4,734
Accounts receivable, net                 -        12,938          5,169        10,129         3,505               -          31,741
Inventories                              -        22,442         15,914        25,299         8,209               -          71,864
Other current assets                 3,993         3,581          1,195         3,119         1,308          (5,578)          7,618
                                     -----         -----          -----         -----         -----          -------          -----
Total current assets                 5,068        40,852         22,837        39,069        13,709          (5,578)        115,957

Property, plant and equipment, net   1,680        20,722         16,290        23,289        27,266               -          89,247
Goodwill and intangibles, net            -        60,731              -        59,766        48,503               -         169,000
Investment in & advances to
  subsidiaries                     308,617             -              -             -             -        (308,617)              -
Other assets                         3,638         7,335          2,246         9,686         5,767          (9,216)         19,456
                                   -------       -------         ------       -------        ------         --------         ------
Total assets                       319,003       129,640         41,373       131,810        95,245        (323,411)        393,660
                                   =======       =======         ======       =======        ======       =========         =======
Current liabilities                  7,490        32,141          6,928         8,416         2,166           3,236          60,377
9 1/2% senior subordinated         100,000             -              -             -             -               -         100,000
  notes
Intercompany notes                   1,689        97,041         21,917        59,972        63,818        (244,437)              -
Term Loans - long term             183,500             -              -             -             -          (6,625)        176,875
Other long-term liabilities              -         4,616          6,378        29,437           152          (9,084)         31,499
Redeemable Preferred Equity         18,950             -              -             -             -               -          18,950
Stockholders' equity
  (deficit)                          7,374        (4,158)         6,150        33,985        29,109         (66,501)          5,959
                                     -----        -------         -----        ------        ------         --------        -------
Total liabilities and
  stockholders' equity             319,003       129,640         41,373       131,810        95,245        (323,411)        393,660
                                   =======       =======         ======       =======        ======        =========        =======


                     Condensed Financial Information of Stellex and its Subsidiaries (Continued)

             Condensed Consolidating Statement of Operations For The Three Months Ended June 30, 1999
                                                  (in thousands)

                                    Stellex        Stellex       Stellex                                 Adjustments      Stellex
                                 (Parent Only)    Microwave     Aerospace      Monitor      Precision   & Eliminations  Consolidated

Sales                            $         -      $    24,788   $    7,851    $   18,843    $    7,239    $        -      $  58,721
Cost of sales                              -           17,439        5,858        14,405         6,755             -         44,457
Operating expenses                       224            6,088        1,292           967         1,727           (87)        10,211
Amortization of intangibles                -              900           -            593           313          (125)         1,681
                                         ---              ---           --           ---           ---          -----         -----
Income (loss) from operations           (224)             361          701         2,878        (1,556)          212          2,372
Interest expense                      (5,864)          (2,318)        (620)       (1,579)       (1,138)        4,986         (6,533)
Other income (expense)                 4,607               12          (12)            9             4        (4,587)            33
                                       -----               --          ----            -             -        -------            --

Income (loss) before income taxes     (1,481)          (1,945)          69         1,308        (2,690)          611         (4,128)

Provision (benefit) for income taxes    (592)          (1,014)           9           482        (1,019)          744         (1,390)
                                        -----          -------           -           ---        -------          ---         -------
Net income (loss)                       (889)            (931)          60           826        (1,671)         (133)        (2,738)
Preferred stock dividend                 827                -            -             -             -             -            827
Income (loss) applicable to
    common shareholders          $    (1,716)     $      (931)    $     60     $     826        (1,671)         (133)        (3,565)
                                      =======            =====          ==           ===        =======         =====        =======


              Condensed Consolidating Statement of Operations For The Six Months Ended June 30, 1999
                                                  (in thousands)

                                    Stellex        Stellex       Stellex                                 Adjustments &    Stellex
                                 (Parent Only)    Microwave     Aerospace      Monitor      Precision     Eliminations  Consolidated

Sales                            $         -    $      45,079  $    15,123   $    40,893  $      7,239 $            -       108,334
Cost of sales                              -           31,680       11,416        31,028         6,755             -         80,879
Operating expenses                       405           10,393        2,533         2,154         1,727             -         17,212
Amortization of intangibles                -            1,600           -          1,186           313          (125)         2,974
                                           -            -----           --         -----           ---          -----         -----
Income (loss) from operations           (405)           1,406        1,174         6,525        (1,556)          125          7,269
Interest expense                     (10,154)          (4,446)      (1,198)       (3,016)       (1,138)        8,603        (11,349)
Other income (expense)                 8,651               16          (13)           22             4        (8,598)           82
                                       -----               --          ----           --             -        -------           --
Income (loss) before income taxes     (1,908)          (3,024)         (37)        3,531        (2,690)          130         (3,998)

Provision (benefit) for income
    taxes                               (763)          (1,332)         (33)        1,320        (1,019)          506         (1,321)
                                        -----          -------         ----        -----        -------          ---         -------
Net income (loss)                     (1,145)          (1,692)          (4)        2,211        (1,671)         (376)        (2,677)
Preferred stock dividend               1,191                -            -             -             -             -          1,191
                                       -----                -            -             -             -             -          -----
Income (loss) applicable to
    common shareholders               (2,336)          (1,692)          (4)        2,211        (1,671)         (376)        (3,868)
                                      =======          =======          ===        =====        =======         =====        =======


        Condensed Financial Information of Stellex and its Subsidiaries (Continued)

     Condensed Consolidating Statement of Cash Flows for the Six Months Ended June 30, 1999
                                       (in thousands)

                                Stellex           Stellex       Stellex                                  Adjustments &    Stellex
                                 (Parent         Microwave     Aerospace      Monitor       Precision     Eliminations  Consolidated
                                  Only)
Net income (loss)              $     (1,145)     $  (1,692)    $       (4)    $   2,211     $  (1,671)   $      (376)    $   (2,677)
Depreciation and amortization           405          4,811          1,021         2,336           792          1,902         11,267
Deferred taxes and other                  -              -             (1)         (117)         (298)          (878)        (1,294)
Change in operating assets
  and liabilities                    (1,366)        16,706         (1,336)       (3,818)         (401)         1,822         11,607
                                     -------        ------         -------       -------         -----         -----         ------
Net cash provided by (used           (2,106)        19,825           (320)          612        (1,578)         2,470         18,903
  in) operations

Fixed asset additions                (1,199)        (2,843)        (2,331)       (1,736)          (19)             -         (8,128)
Cash used in acquisitions                 -         (15,198)             -             -       (85,122)        (2,177)     (102,497)
Proceeds from sale of fixed assets        -              -              3            13             -              -             16
                                      -----         ------              -            --             -              -             --
Net cash used in investing           (1,199)       (18,041)        (2,328)       (1,723)      (85,141)        (2,177)      (110,609)
  activities
Mandatory term loan                  (1,500)             -              -             -             -              -         (1,500)
  repayments
Net borrowing under revolver          1,500              -              -             -             -              -         1,500
Borrowings under term loans          81,800              -              -             -             -              -        81,800
Net proceeds from issue of           18,950              -              -             -             -              -        18,950
  preferred stock
Intercompany loans and              (98,858)          (997)         3,016         1,621        91,282          3,936            -
  investments
Other
                                      2,471              -            (81)            -        (3,876)        (4,229)       (5,715)
                                      -----              -            ----            -        -------        -------       -------
Cash provided by (used in)
  financing                           4,363           (997)         2,935         1,621        87,406           (293)       95,035
  activities


Net increase in cash           $               $              $             $             $              $               $
                                      1,058            787            287           510           687              -     3,329



Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

          Stellex is a holding company and has no independent operations. The Company, through its two operating segments, Aerostructures and Electronics, is a leading provider of highly engineered subsystems and components for the aerospace, defense and space industries. The Electronics segment consists of Stellex Microwave and its wholly-owned subsidiary, Phoenix. The Company, through its electronics segment, is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. The Aerostructures segment operates through Stellex Aerostructures and its three wholly-owned subsidiaries, Monitor, Precision and Stellex Aerospace. Stellex Aerostructures is a leading full-service supplier of a broad range of complex machined aerostructure components and subsystems for both commercial and military and space applications. On March 1, 1999, Stellex acquired Phoenix, which currently operates as a division of Stellex Microwave in the Electronics segment. On April 22, 1999, Stellex acquired the assets of Precision which operates in the Aerostructures segment.

Results of Operations

Historical - Company

Three Months Ended June 30, 1999 Compared to the Three Months Ended
June 30, 1998

The historical consolidated operating results for the three months ended June 30, 1999 and 1998 give effect to the Monitor, Phoenix and Precision acquisitions, whose results are presented from their dates of acquisition on May 29, 1998, March 1, 1999 and April 22, 1999, respectively (in thousands).

                                     Corporate            Aerostructures            Electronics                 Total
                                  1999       1998        1999         1998        1999        1998         1999         1998

Net sales                      $            $      -   $ 33,933     $ 17,818    $ 24,788    $ 20,632    $  58,721     $ 38,450
                                       -           -
Cost of goods sold                                       27,018       13,210      17,439      14,602       44,457       27,812
                               ----------  ----------  --------    ---------   ---------   ---------    ---------    ---------
                                       -           -
Gross profit                           -           -      6,915        4,608       7,349       6,030       14,264       10,638
Gross margin                           -           -       20.4%        25.9%       29.6%       29.2%        24.3%        27.7%
Selling, general, and
   administrative expenses           137           8      3,986        3,467       3,468       2,473        7,591        5,948
Research & development
   expenses                            -           -          -            -       2,620       1,209        2,620        1,209
Amortization of intangibles         (125)          -        907          210         899         641        1,681          851
                                   ------      ------   -------      --------   ----------  ----------- ------------  -----------

Income (loss) from operations        (12)         (8)     2,022          931         362       1,707        2,372        2,630
Interest expense                                                                                           (6,533)      (3,712)
Other income (expense)
                                                                                                               33          (45)
                                                                                                               --          ----

Net loss before income taxes                                                                               (4,128)       (1,127)
Income tax benefit                                                                                         (1,390)
                                                                                                           -------
                                                                                                                          (246)
Net loss
                                                                                                           (2,738)        (881)

         Net Sales. Net sales for Stellex totaled $58.7 million and $38.5 million for the three months ended June 30, 1999 and 1998, respectively. Net sales for the Electronics segment totaled $24.8 million and $20.6 million for the three months ended June 30, 1999 and 1998, respectively. The increase in net sales for the Electronics segment was primarily due to the acquisition of Phoenix on March 1, 1999, partially offset by lower commercial sales at Stellex Microwave resulting primarily from the completion during the three months ended June 30, 1998 of the "catch up" in delinquent commercial component order backlog built up during 1997 relating to the start-up of the new production planning software at that time. Net sales for Phoenix for the three months ended June 30, 1999 totaled $4.9 million. Tactical subsystem sales for Stellex Microwave increased slightly compared to the prior year, as new programs such as the Longbow program ramped to full rate production levels.

         Net sales for the Aerostructures segment totaled $33.9 million and $17.8 million for the three months ended June 30, 1999 and 1998, respectively. The primary reason for the increase in sales was due to the acquisitions of Monitor on May 29, 1998 and Precision on April 22, 1999 partially offset by reduced sales at Stellex Aerospace. Net sales for Monitor for the three months ended June 30, 1999 totaled $18.8 million compared to $7.9 million for the period from acquisition May 29, 1998 to June 30, 1998. Net sales for Precision from the date of acquisition on April 22, 1999 to June 30, 1999 totaled $7.2 million. The decrease in net sales at Stellex Aerospace during the second quarter of 1999 of $2.0 million, or 20.6% compared to the same period in 1998, resulted from weak demand from OEMs in the commercial aviation market resulting primarily from Boeing-related inventory management issues and decreased demand from Asian markets. As a result of continuing customer directed delays in previously scheduled orders, particularly at Monitor, we expect net sales to continue to be negatively impacted in comparison to the prior year. The significance of any further delays is difficult to predict. However, recent order activity at Boeing as well as an increase in proposal activity at Stellex Aerostructures suggest that the situation is beginning to stabilize.

         Gross Margins. Gross margin for Stellex was 24.3% and 27.7% for the three months ended June 30, 1999 and 1998, respectively. Gross margin for the Electronics segment was 29.6% and 29.2% for the three months ended June 30, 1999 and 1998, respectively. The increase in gross margin for the Electronics segment was primarily due to productivity improvements at Stellex Microwave offset by a non-recurring acquisition charge at Phoenix relating to the amortization of the purchase accounting adjustment for profits in inventory which totaled $0.8 million.

         Gross margin for the Aerostructures segment was 20.4% and 25.9% for the three months ended June 30, 1999 and 1998, respectively. The decrease in gross margin was partially attributable to the impact of the newly acquired operations of Precision as of April 22, 1999, which delivered a gross margin of 6.7% for the period of ownership. The low gross margin at Precision was the result of a non-recurring acquisition charge relating to the amortization of the purchase accounting adjustment for profits in inventory totaling $1.3 million and a one time non-recurring employee retention bonus award of $1.0 million. Stellex Aerospace's gross margin totaled 25.4% for the quarter, which was significantly lower compared to the prior year as a result of lower volume and higher than normal start-up costs on new programs. Gross margin at Monitor was 23.6% for the quarter compared to 18.3% for the comparable period in 1998. This increase in gross margin was due to a nonrecurring acquisition charge which impacted the second quarter of 1998 coupled with productivity improvements on certain programs and a more favorable product mix. The non-recurring charge at Monitor during 1998 related to the amortization of the purchase accounting adjustment for profits in inventory totaled $0.4 million.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Stellex totaled $7.6 million and $5.9 million, or 12.9% and 15.5% stated as a percentage of net sales, for the three months ended June 30, 1999 and 1998, respectively. The increase in selling, general and administrative expenses over the prior year period was due primarily to the acquisitions of Monitor, Phoenix and Precision, increases in corporate administrative overhead costs and additional marketing spending directed at strategic customers, offset by the elimination of a non-cash stock compensation charge relating to the valuation of management ownership puts at Stellex Aerospace of $0.8 million. As a result of the acquisitions of Monitor and Precision, selling general and administrative expenses in the second quarter of 1999 include non-recurring charges of $1.3 million for Precision and $1.0 million for Monitor in the comparable quarter of 1998 for investment and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate of Stellex.

         Research and Development Expenses. Research and development expenses for Stellex totaled $2.6 million and $1.2 million for the three months ended June 30, 1999 and 1998, respectively. The increase in research and development expenses resulted from the expansion of engineering capabilities at Stellex Microwave relating to new product development in the commercial and broadband wireless markets, in addition to incremental spending resulting from the newly acquired Phoenix operations.

         Amortization of Intangibles. Amortization of intangible assets for the three months ended June 30, 1999, increased $0.8 million, or 97.6%, compared to 1998 due to significant increases in goodwill and other identifiable intangible assets, such as customer lists, tradenames, and assembled workforce resulting from purchase accounting allocations made in connection with the Monitor, Precision and Phoenix Acquisitions. Other intangible assets are being amortized over their estimated useful lives ranging from one to thirty years. Goodwill is being amortized over fifteen to thirty years.

         Interest Expense. Interest expense for the Company increased to $6.5 million for the three months ended June 30, 1999 compared to $3.7 million during the same period in 1998. The increase in interest expense resulted primarily from the incurrence of indebtedness to finance the Monitor, Precision and Phoenix acquisitions. The borrowings under the senior secured credit facilities generally bear interest at an interest rate based on the Eurodollar rate. The average interest rate on such borrowings for the three months June 30, 1999 was approximately 8.3%.

         Income Tax Provision (Benefit). The effective tax rates for the Company
for  the  three  months  ended  June  30,  1999  were   impacted   primarily  by
non-deductible goodwill amortization at Monitor and Phoenix.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

The historical consolidated operating results for the six months ended June 30, 1999 and 1998 give effect to the Monitor, Phoenix and Precision Acquisitions, whose results are presented from their dates of acquisition on May 29, 1998, March 1, 1999 and April 22, 1999, respectively (in thousands).

                                     Corporate            Aerostructures             Electronics                  Total
                                  1999       1998        1999        1998         1999         1998         1999         1998

Net sales                      $           $           $ 63,255    $ 26,089    $ 45,079      $ 40,260     $ 108,334    $ 66,349
                                       -           -
Cost of goods sold                                       49,199      19,086      31,680        30,677         80,879     49,763
                               ---------   ----------    ------   ---------   ---------     ---------    -----------  ---------
                                       -           -
Gross profit                           -           -     14,056       7,003      13,399         9,583        27,455      16,586
Gross margin                           -           -       22.2%       26.8%       29.7%         23.8%         25.3%       25.0%
Selling, general, and
   administrative expenses           405          30      6,415       5,380       6,096         4,666        12,916      10,076
Research & development
   expenses                            -           -          -           -       4,296         2,149         4,296       2,149
Amortization of intangibles         (125)          -      1,500         210       1,599         1,283         2,974       1,493
                                 -------     -------   ---------    --------   ---------        -----       -------     -------
Income (loss) from operations       (280)        (30)     6,141       1,413       1,408         1,485         7,269       2,868
Interest expense                                                                                            (11,349)     (6,482)
Other income (expense)
                                                                                                                 82         (75)

Net loss before income taxes                                                                                  (3,998)    (3,689)
Income tax benefit                                                                                           (1,321)     (1,018)
                                                                                                             -------  ----------
Net loss
                                                                                                            $(2,677)     (2,671)

         Net Sales. Net sales for Stellex totaled $108.3 million and $66.3 million for the six months ended June 30, 1999 and 1998, respectively. Net sales for the Electronics segment totaled $45.1 million and $40.3 million for the six months ended June 30, 1999 and 1998, respectively. The increase in net sales for the Electronics segment was primarily due to the acquisition of Phoenix on March 1, 1999, partially offset by lower commercial sector sales at Stellex Microwave resulting primarily from the completion during the six months ended June 30, 1998 of the "catch up" in delinquent commercial component order backlog built up during 1997 relating to the start-up of the new production planning software at that time. Net sales for Phoenix from the date of acquisition March 1, 1999 to June 30, 1999 totaled $6.6 million. Tactical subsystem sales for Stellex Microwave increased slightly compared to the prior year, as new programs such as Longbow program ramped to full rate production levels.

          Net sales for the Aerostructures segment totaled $63.3 million and $26.1 million for the six months ended June 30, 1999 and 1998, respectively. The primary reason for the increase in sales was due to the acquisitions of Monitor on May 29, 1998 and Precision on April 22, 1999 partially offset by reduced sales at Stellex Aerospace. Net sales for Monitor for the six months ended June 30, 1999 totaled $40.9 million compared to $7.9 million for the period from its acquisition on May 29, 1998 to June 30, 1998. Net sales for Precision from its date of acquisition on April 22, 1999 to June 30, 1999 totaled $7.2 million. The decrease in net sales at Stellex Aerospace during the first half of 1999 of $3.0 million, or 16.7% as compared to the same period in 1998, resulted from weak demand from OEMs in the commercial aviation market resulting primarily from Boeing-related inventory management issues and decreased demand from Asian markets. As a result of continuing customer directed delays in previously scheduled orders, particularly at Monitor, we expect net sales to continue to be negatively impacted during 1999 in comparison to the prior year. The significance of any further delays is difficult to predict. However, recent order activity at Boeing as well as an increase in proposal activity at Stellex Aerostructures suggest that the situation is beginning to stabilize.

         Gross Margins. Gross margin for Stellex was 25.3% and 25.0% for the six months ended June 30, 1999 and 1998, respectively. Gross margin for the Electronics segment was 29.7% and 23.8% for the six months ended June 30, 1999 and 1998, respectively. Gross margin for the first half of 1999 and 1998 was impacted by a $1.0 million and $1.1 million purchase accounting adjustment for Phoenix and Stellex Microwave, respectively. These non-cash charges represent a non-recurring acquisition charge relating to the amortization of the purchase accounting adjustment for profits in inventory. In excluding this non-recurring adjustment, the Electronics segment would have had a recasted gross margin of 32.3% for the six months ended June 30, 1999 compared to 28.2% for the comparable period in 1998. This increase in gross margin for the Electronics segment was primarily due to productivity improvements at Stellex Microwave and a favorable product mix at Stellex Microwave, including the Phoenix division.

          Gross margin for the Aerostructures segment was 22.2% and 26.8% for the six months ended June 30, 1999 and 1998, respectively. The decrease in gross margin was partially attributable to the impact of the newly acquired operations of Precision, which delivered a gross margin of 6.7% for the period of ownership. The low gross margin at Precision was impacted by a non-recurring acquisition charge relating to the amortization of the purchase accounting adjustment for profits in inventory totaling $1.3 million and a one time non-recurring employee retention bonus award of $1.0 million. Stellex Aerospace's gross margin totaled 22.2% for the first half of 1999, which was significantly lower compared to the comparable period of 1998 as a result of lower volume and higher than normal start-up costs on new programs. Gross margin at Monitor was 24.1% for the first half of 1999 compared to 18.3% for the comparable period in 1998. This increase in gross margin was due to a nonrecurring acquisition charge, which impacted the first half of 1998 coupled, with productivity improvements on certain programs and a more favorable product mix during the six months ended June 30, 1999. The non-recurring charge at Monitor during 1998 related to the amortization of the purchase accounting adjustment for profits in inventory totaling $0.4 million.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Stellex totaled $12.9 million and $10.1 million, or 11.9% and 15.2% stated as a percentage of net sales, for the six months ended June 30, 1999 and 1998, respectively. The increase in selling, general and administrative expenses over the prior year period was due primarily to the acquisitions of Monitor, Precision and Phoenix, increases in corporate administrative overhead costs and additional marketing spending directed at strategic customers, offset by the elimination of a non-cash stock compensation charge relating to the valuation of management ownership puts at Stellex Aerospace of $1.5 million. As a result of the acquisitions of Monitor, Phoenix and Precision, selling general and administrative expenses for the first half of 1999 include non-recurring charges of $1.3 million for Precision and $0.2 million for Phoenix and $1.0 million for Monitor in the comparable period of 1998 for investment and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate of Stellex.

         Research and Development Expenses. Research and development expenses for Stellex totaled $4.3 million and $2.1 million for the six months ended June 30, 1999 and 1998, respectively. The increase in research and development expenses resulted from the expansion of engineering capabilities at Stellex Microwave relating to new product development in the commercial and broadband wireless markets in addition to incremental spending resulting from the newly acquired Phoenix operations.

         Amortization of Intangibles. Amortization of intangible assets for the six months ended June 30, 1999, increased $2.1 million, or 100.0%, compared to 1998 due to significant increases in goodwill and other identifiable intangible assets, such as customer lists, tradenames, and assembled workforce resulting from purchase accounting allocations made in connection with the Monitor, Precision and Phoenix Acquisitions. Other intangible assets are being amortized over their estimated useful lives ranging from one to thirty years. Goodwill is being amortized over fifteen to thirty years.

         Interest Expense. Interest expense for the Company increased to $11.3 million for the six months ended June 30, 1999 compared to $6.5 million during the same period in 1998. The increase in interest expense resulted primarily from the incurrence of indebtedness to finance the Monitor, Precision and Phoenix Acquisitions. The borrowings under the senior secured credit facilities generally bear interest at an interest rate based on the Eurodollar rate. The average interest rate on such borrowings for the six months June 30, 1999 was approximately 8.1%.

         Income Tax Provision (Benefit). The effective tax rate for the Company for the six months ended June 30, 1999 was impacted primarily by non-deductible goodwill amortization at Monitor and Phoenix.

Pro forma results of the Company for the three and six months ended June 30, 1999 and 1998

          The unaudited pro forma results of operations for the three and six months ended June 30, 1999 and 1998 give effect to the acquisitions of Monitor, Phoenix and Precision (the "Acquisitions") which were completed on May 29, 1998, March 1, 1999 and April 22, 1999, respectively. For purposes of the pro forma results of operations, the Acquisitions are reflected as if they occurred simultaneously on January 1, 1998. Certain non-recurring charges relating directly to the Acquisitions and which effect expenses within the twelve months following the transactions, such as investment banking fees to Mentmore Holdings Corporation, a one time non-recurring retention bonus at Precision and the amortization of the acquired profits in inventory, some of which resulted from purchase accounting, have been excluded from the pro forma results. The unaudited pro forma information set forth below is included herein because management believes it may be meaningful to investors. However, it should be read in conjunction with the Company's historical consolidated financial statements and the other information included herein and included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Acquisitions had actually taken place on the date indicated, and may not be indicative of the results of operations which may be obtainable in the future. The pro forma results are presented in thousands of dollars.

Table 1: Pro forma Results for the Three Months Ended June 30, 1999 and 1998

                                 Corporate            Aerostructures             Electronics                Total
                              1999       1998        1999        1998         1999         1998        1999        1998
Net sales                  $           $         - $ 35,190    $ 42,599     $ 24,788     $ 23,977    $ 59,978    $66,576
                                   -
Cost of goods sold                                   25,124      30,479       16,598       16,664      41,722     47,143
                           ----------  ----------- ---------   ---------    ---------    ---------   ---------   --------
                                   -          -
Gross profit                       -          -      10,066      12,120        8,190        7,313      18,256     19,433
Gross margin                       -          -        28.6%       28.5%        33.0%        30.5%       30.4%      29.2%
Selling, general, and
  administrative expenses        137          -       2,900       3,758        3,468        3,011       6,505      6,769
Research & development
  expenses                         -          -           -           -        2,620        1,547       2,620      1,547
Amortization of intangibles     (125)         -       1,077       1,152          940        1,892       1,898
                               -----       --------  -------    ----------  ---------       -----       -----
Income (loss) from
   operations                    (12)         -       6,089       7,210        1,162        2,009       7,239      9,219
Interest expense                                                                                       (6,876)    (6,961)
Other income (expense)                                                                                     40          (44)
                                                                                                    ----------  ---------
Income before taxes                                                                                       403      2,214
Provision for taxes                                                                                       300      1,108
Net income                                                                                          $      103    $1,106
                                                                                                    ==========    ======

Table 2: Pro forma Results for the Six Months Ended June 30, 1999 and 1998

                                 Corporate            Aerostructures             Electronics                  Total
                              1999       1998        1999        1998         1999         1998        1999         1998
Net sales                  $       -    $     -    $  72,962    $ 80,489     $ 47,833     $ 47,294    $120,795   $127,783
Cost of goods sold                 -          -       52,411      58,116       32,394       33,964      84,805     92,080
                           ----------   ----------- ----------   ---------    ---------    ---------   ------   --------
Gross profit                       -          -       20,551      22,373       15,439       13,330      35,990     35,703
Gross margin                       -          -        28.2%       27.8%        32.3%        28.2%       29.8%       27.9%
Selling, general, and
  administrative expenses        405          -        5,926       7,298        6,236        5,802      12,567      13,100
Research & development
  expenses                         -          -           -           -        4,493        2,859       4,493        2,859
Amortization of intangibles    (125)          -        2,182       2,306       1,751        1,494       3,808        3,800
                               -----    --------      -------    ----------   ----------   ---------   ----------  ----------
Income (loss) from
   operations                   (280)         -       12,443      12,769       2,959        3,175      15,122      15,944
Interest expense                                                                                      (13,689)   (13,922)
Other income (expense)                                                                                     127       (60)
                                                                                                    ----------  ---------
Income before taxes
                                                                                                        1,560       1,962
Provision for taxes                                                                                                   973
                                                                                                          906
Net income                                                                                          $      654  $     989
                                                                                                    ==========  =========


       Net Sales. Pro Forma net sales for Stellex were $60.0 million and $120.8 million for the three and six months ended June 30, 1999, respectively, representing a 9.9% and a 5.5% decrease over the comparable periods in 1998. Net sales for the Electronics segment, which is comprised of Stellex Microwave and Phoenix, totaled $24.8 million and $47.8 million for the three and six months ended June 30, 1999, respectively, representing a 3.4% and a 1.1% increase over the comparable periods in 1998. The increase in sales at the Electronics segment resulted primarily from increased sales due to the ramp up of a new $13.0 million military program with Raytheon at Phoenix and the Longbow program ramp up at Stellex Microwave, offset by lower commercial component sales at Stellex Microwave. The second quarter of 1998 was the final quarter at Stellex Microwave impacted by the "catch-up" of delinquent commercial component orders arising from production planning problems associated with poor turnover of the production planning software during 1996 and 1997 which resulted in higher sales during the first two quarters of 1998.

          Pro Forma net sales for the Aerostructures segment, which is comprised of Stellex Aerospace, Monitor and Precision, totaled $35.2 million and $73.0 million for the three and six months ended June 30, 1999, respectively, representing a 17.4% and a 9.4% decrease over the comparable periods in 1998. The decrease in sales is due to weaker demand from OEMs in the commercial aviation market resulting primarily from Boeing-related inventory management issues compounded by decreased demand from Asian markets. The significance of any further delays is difficult to predict. However, recent order activity at Boeing as well as an increase in proposal activity suggests that the situation is beginning to stabilize.

         Gross Margin. Gross Margin for Stellex was 30.4% and 29.8% for the three and six months ended June 30, 1999, respectively, compared to a gross margin of 29.2% and 27.9% for the comparable periods in 1998. Gross margin for the Electronics segment was 33.0% and 32.3% for the three and six months ended June 30, 1999, respectively, compared to a gross margin of 30.5% and 28.2% for the comparable periods in 1998. The increase in gross margin in the Electronics segment was due primarily to productivity improvements on certain programs coupled with a more favorable product mix.

       Gross margin for the Aerostructures segment was 28.6% and 28.2% for the three and six months ended June 30, 1999, respectively, compared to a gross margin of 28.5% and 27.8% for the comparable periods in 1998. The Aerostructures segment was successful in supporting its gross margin levels in spite of lower volume, higher than normal start-up costs on certain new jobs and scheduling inefficiencies resulting from sporadic program deceleration directives from customers. Management made proactive adjustments to overall production manning levels, while continuing to refine overhead spending. Certain pricing actions recently negotiated with Boeing will put pressure on future gross margin levels. However, management feels that, based on current pricing data, the overall impact to the Aerostructures business should not be significant considering continuous improvement efforts in engineering and tooling as well as the impact of machining efficiencies resulting from new equipment installations, primarily at Precision.

         Selling, General and Administrative Expense. Selling, general and administrative expenses for Stellex totaled $6.5 million and $12.6 million, or 10.8% and 10.4% stated as a percentage of net sales, for the three and six months ended June 30, 1999, respectively. When adjusted for the elimination of non-cash compensation expense relating to the valuation of management ownership puts at Stellex Aerospace during 1998, selling, general and administration expense would have been $6.0 million and $11.6 million, or 9.0% and 9.1% stated as a percentage of net sales, for the three and six months ended June 30, 1998, respectively. The increase is due primarily to additional marketing spend directed at strategic customers in existing markets and the expansion into the broadband wireless and CATV markets.

         Research and Development Expenses. Research and development expenses for Stellex totaled $2.6 million and $4.5 million for the three and six months ended June 30, 1999, respectively, compared to $1.5 million and $2.9 million for the comparable periods in 1998. The increase in research and development costs resulted from the expansion of engineering capabilities at Stellex Microwave relating to new product development in the commercial and broadband wireless markets.

Liquidity and Capital Resources

         The Company provided (used) cash flows from operations of $18.9 million and $(0.8) million for the six months ended June 30, 1999 and 1998, respectively. The increase in cash flows was primarily due to a significant customer advance received in January 1999 at Stellex Microwave.

          The Company used cash flows for investing activities totaling $8.1 million and $ 2.1 million, excluding cash flows used in connection with the Phoenix and Precision acquisitions in 1999 and the Monitor acquisition in 1998, for the six months ended June 30, 1999 and 1998, respectively. Capital investments during 1999 were primarily comprised of expenditures totaling $2.8 million for the Electronics segment and $4.1 million for the Aerostructures segment. The Electronics segment expenditures have related almost exclusively to the development activities in commercial and broadband product applications. Aerostructures segment expenditures represent upgrading activities relating to CNC equipment and tooling design activities as well as various machine equipment investments directly relating to significant contract awards such as the Boeing C-17 program and other strategic initiatives. Approximately $15.2 million and $87.3 million of cash proceeds were used to consummate the acquisitions of Phoenix and Precision in March and April 1999, respectively and approximately $90.4 million of cash was used to consummate the acquisition of Monitor in May 1998.

         The Company used cash flows from financing activities totaling $95.0 million and $93.9 million for the six months ended June 30, 1999 and 1998, respectively. Cash proceeds were used to fund the acquisitions of Phoenix and Precision in 1999 and of Monitor in 1998. During 1999, the acquisition of Phoenix was funded by a $16.0 million draw-down under the Company's previous senior credit facilities. As a result of the Precision acquisition, the senior credit facility was amended and restated to provide the necessary incremental debt financing totaling approximately $76.0 million coupled with net proceeds totaling approximately $19.0 million from the issuance of $20.0 million of Preferred Stock at closing.

         The current senior secured credit facility provides for a two tranche term loan comprised of a $60 million Term A facility and a $110 million Term B facility, in addition to a $65 million revolving loan facility. The Term A facility has a six-year term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. The Term B facility has a ninety-month term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of 2.5% or the Eurodollar rate plus a margin rate of 3.5%. The revolving credit facility has a six-year term bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. As of June 30, 1999, approximately $183.5 million was outstanding under the senior secured credit facility, including $15.0 million under the revolving loan facility.

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

         The Company's primary liquidity demands will be for capital expenditures and working capital needs. During the remaining second half of 1999, based on the Company's existing operations, the Company expects to spend approximately $4.0 million on equipment upgrades and maintenance capital spend. The Company enjoys a reputation as a high quality supplier and will continue to support that reputation through appropriate levels of capital spend as well as maintenance of its various continuous improvement programs. Based on further positive progress on the commercial and broadband wireless program opportunities now in development at the Electronics segment, the Company anticipates a level of capital spending during the first half of 2000 totaling approximately $3.0 million. Further to the Company's efforts in developing new market opportunities for the Electronics segment, consistent levels of research and development spending are anticipated through 2000. Management has worked collectively to be proactive in seeking development activities which have a high probability of a profitable outcome with reasonable payback on development cost payback. Stellex Microwave has a planned facilities relocation in the fall of 2000 from the Palo Alto facilities to a location in San Jose which will require leasehold improvements totaling approximately $4.5 million. These leasehold improvement expenditures are expected to be realized ratably throughout calendar 2000. Future capital spending for the Aerostructures segment is not predicted to be significant, beyond normal maintenance related spending, based on excess levels of machine capacity existing particularly at the Company's large structural machining operations.

         The Company's management believes that, based on its current level of operations and anticipated growth, its anticipated cash flow from operations and available borrowings under the senior secured credit facility, its level of liquidity will be adequate to meet its anticipated requirements for working capital, capital expenditures, interest payments and any scheduled principal payments in the foreseeable future.

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

          State of readiness: During 1997 and 1998, the Company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems, such as those with embedded chips and factory floor systems. Each operating company has responsibility for its own assessment and correction activities with teams in place at each operating unit. These activities have been periodically monitored by both local and corporate management. At the present time all of the Company's subsidiaries, including newly acquired Phoenix and Precision, have substantially completed their internal IT and non-IT systems reviews for Year 2000 compliance. The remaining procedures in each company's assessment of the Year 2000 issue on its operations involve the completion of compliance testing. Significant vendors and customers have been contacted and queried and have substantially responded on their current status favorably. The Company's subsidiaries will continue to pursue other vendors and customers who have yet to respond.

         Based on a review of the content of various Company products, it has been determined that there exists no embedded calendar dependent data.

         Year 2000 compliance assessments have been completed on the recently acquired Phoenix Microwave and Precision Machining businesses. Assessments of internal IT and non-IT systems indicate that no significant system hardware or software upgrades are required. At present all subsidiaries are carrying out compliance testing which will continue through the remainder of the year and even into the Year 2000.

         Costs to address Year 2000 issues: To date, costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. The types of expenditures made and expected to be made include hardware and software upgrades, conversion costs, and compliance assessment reviews. Costs incurred to date are approximately $1.5 million, and are expected to total approximately $0.1million for the remainder of the year.

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

         Contingency plans: A complete contingency plan for suppliers, customers and mission critical systems impacted by Year 2000 issues has been developed and is being re-evaluated in light of worst-case scenarios. One of the greatest areas of exposure is considered to be the ability for vendors to supply critical materials and services. The contingency plan addresses this concern through means such as double and triple sourcing certain critical products and services and evaluation of stockpiling of critical inventory prior to the year 2000 to assure uninterrupted manufacturing.

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives, requires that all derivatives be carried at fair value and provides for hedging accounting when certain conditions are met. This statement will be effective for the year ended December 31, 2000. Management has not fully assessed the implications of this new statement, but believes adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Forward Looking Statements

         Certain statements in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance as they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: changes in the competitive marketplace, changes in the overall pricing environment, changes in global economic conditions, the risks associated with the Company's dependence on a limited number of large customers, the risk of loss of certain significant military programs, Year 2000 issues, and the risks associated with the consolidation, restructuring, and changes in ownership in the defense and aerospace industry.

ITEM 3.  Quantitative and Qualitative Disclosures About Marketing Risk

The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. The Company has not entered into any derivative financial instruments to manage its interest rate risks to date.

At June 30, 1999, the Company's total outstanding debt was comprised of fixed interest rate obligations of $109,458,000 and variable interest rate obligations of $183,985,000.

The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt as of June 30, 1999:

                                          Variable Rate Debt                                 Fixed Rate Debt
                                          ------------------                                 ---------------
                                                                                    Senior
Year ending               Term Loan A    Term Loan    Revolving                  Subordinated     Sellers
December 31,                   A              B      Loan Facility    Other         Notes         Notes        Other
------------              -----------   ----------   -------------    -----      ------------     -------       -----

1999                      $ 2,500       $   500         $     -       $156        $       -      $ 1,750      $     -
2000                        6,875         1,000               -        116                -            -            -
2001                        9,375         1,000               -        107                -        5,180            -
2002                       10,000         1,000               -         97                -            -      $ 2,528
2003                       11,875         1,000               -          9                -            -            -
2004                       14,375         1,000               -          -                -            -            -
Thereafter                  3,750       104,250         $15,000                   $100,000
                        ---------      --------         -------      -------      --------
                                                                         -                             -            -
Total                     $58,750      $109,750         $15,000       $485        $100,000        $6,930       $2,528
                          =======      ========         =======       ====        ========        ======       ======
Fair Market Value         $58,750      $109,750         $15,000       $485        $  88,250       $6,930       $2,528
                          =======      ========         =======       ====        =========       ======       ======

Based upon the Company's current level of variable rate debt, a 1% increase or decrease in interest rates will cause an approximate $1.84 million increase or decrease in annual interest expense.

The Company incurred an increase of approximately $75.7 million of variable debt as a result of the Precision Acquisition on April 22, 1999 (See Note 1 to the Notes to the Unaudited Consolidated Financial Statements).

PART II - OTHER INFORMATION

ITEM 1:  Legal Proceedings

The Company is involved in various legal action arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and action outstanding will not have a material adverse effect on the Company's financial position or operating results.

ITEM 2:  Changes in Securities and Use of Proceeds

None

ITEM 3:  Defaults Upon Senior Securities

None

ITEM 4:  Submission of Matters to a Vote of Security Holders

None

ITEM 5:  Other Information

None

ITEM 6   Exhibits and Reports on Form 8-K

(a) Exhibits


Exhibit No.                Description of Exhibit

10.1 First Amendment to Gallium Arsenide and Thin Film Supply and Services Agreement dated as of May 17, 1999 by and among Watkins-Johnson Company, Stellex Microwave Systems, Inc. and Stellex Electronics, Inc.

27                         Financial Data Schedule.

         (a) Reports on Form 8-K: A Form 8-K was filed on May 7, 1999, describing the details of the Precision Acquisition, providing historical financial information for Precision and pro forma financial information for Stellex, inclusive of results for both Phoenix and Precision.

         (b)   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of August 16, 1999.



                            STELLEX TECHNOLOGIES, INC
                            By:   /s/ William L. Remley
                            William L. Remley,
                            President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and as of dates indicated.

               Signature                                     Title                                 Date
               ---------                                     -----                                 ----

/s/    William L. Remley                  Vice Chairman, President, Chief Executive           August 16, 1999
------------------------
       William L. Remley                  Officer, Treasurer and Director of Stellex
                                          Technologies, Inc.

/s/    P. Roger Byer                      Chief Financial Officer of Stellex                  August 16, 1999
--------------------
       P. Roger Byer                      Technologies, Inc. (principal financial
                                          and accounting officer)



Exhibit 10.1

                               FIRST AMENDMENT TO
                         GALLIUM ARSENIDE AND THIN FILM
                          SUPPLY AND SERVICES AGREEMENT


                  THIS FIRST AMENDMENT ("Amendment") is dated effective as of May 17, 1999, and amends the GALLIUM ARSENIDE AND THIN FILM SUPPLY AND SERVICES AGREEMENT ("Agreement"), dated as of October 31, 1997, by and among WATKINS-JOHNSON COMPANY, a California Corporation ("Watkins-Johnson"); STELLEX MICROWAVE SYSTEMS, INC., formerly known as W-J TSMD Inc., a California corporation ("W-J TSMD"); and STELLEX ELECTRONICS, INC., formerly known as TSMD Acquisition Corp. a Delaware corporation ("TSMD Acquisition").

1.        Amendment to Section 3.6

                  Section 3.6 of the Agreement is hereby deleted and is replaced with the following:

                  3.6     W-J TSMD Employees.

                                    W-J   TSMD   may    assign,    subject    to
                  Watkins-Johnson's reasonable approval, one or two individuals to work with Watkins-Johnson employees in the Thin Film facility on research and development projects described in a SOW. The individuals designated by W-J TSMD shall have access to the facility during normal business hours for three (3) days during each workweek upon seven (7) days' notice from W-J TSMD. Salary and benefits for these individuals will be paid by W-J TSMD, but they shall work under the direction of Watkins-Johnson management. The parties shall cooperate to establish any reasonably required agreements or procedures for such W-J TSMD employees.

2.        Amendment to Section 6.2

                  Section 6.2 of the Agreement is hereby amended by adding the following paragraph:

                                    (iii)  Notwithstanding  any other provisions
                  of this Section 6.2, the parties agree that TSMD's Share of Process Costs shall be (a) $1,210,000 for the six month period beginning on January 1, 1999; (b) $1,240,250 for the six month period beginning July 1, 1999; and (c) $2,572,762.50 for calendar year 2000.

3. No other changes.

                  Except as expressly set forth herein, the parties do not intend to modify any provision of the Agreement. The Agreement, as amended hereby, shall remain in full force and effect.

                  IN WITNESS WHEREOF, the parties have caused this Amendment to be executed as of __________________, 1999.


WATKINS-JOHNSON COMPANY

By:      /s/_____________________________

Name:    ________________________________

Title:   ________________________________


STELLEX MICROWAVE SYSTEMS, INC.

By:      /s/_____________________________

Name:    ________________________________

Title:   ________________________________

STELLEX ELECTRONICS, INC.

By:      ________________________________

Name:    ________________________________

Title:   ________________________________