Form 10-Q
period 1999-09-30
STELLEX TECHNOLOGIES INC
filed 1999-11-15
CIK 94026

---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
_   ACT OF 1934 for the quarterly - period ended: September 30, 1999

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

As of November 1, 1999, the number of shares outstanding of the registrant's Common Stock, no par value, was 1,000 shares. There is no trading market for the Common Stock. Accordingly, the aggregate market value of the Common Stock held by non-affiliates of the registrant is not determinable.

 -----------------------------------------------------------------------------

ITEM 1: Financial Statements

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                       September 30,      December 31,
                                                                           1999                1998
        ASSETS                                                          (Unaudited)
        Current assets:

            Cash and cash equivalents                                  $         284        $       1,405
            Account receivables, net                                          31,475               28,452
            Inventories                                                       74,788               58,329
            Prepaid and other assets                                           5,273                3,200
            Deferred income taxes                                              3,318                3,318
                                                                       -------------        -------------
               Total current assets                                          115,138               94,704
        Property, plant and equipment, net                                    89,393               53,871
        Goodwill, net                                                        117,601               60,786
        Other intangible assets, net                                          50,213               52,552
        Deferred financing costs, net                                         13,417                9,033
        Other assets                                                           5,306                2,284
                                                                       -------------        -------------
   Total assets                                                        $     391,068        $     273,230
                                                                       =============        =============

        LIABILITIES & STOCKHOLDERS' EQUITY
        Current liabilities:
          Current portion of long term obligations                     $      12,637        $       5,533
          Accounts payable                                                    14,194               11,639
          Accrued liabilities                                                 20,675               17,797
          Advance billings and customer deposits                              15,638                  252
                                                                       -------------        -------------

          Total current liabilities                                           63,144               35,221
        9 1/2% senior subordinated notes                                     100,000              100,000
        Long-term obligations, less current portion                          181,154              106,201
        Deferred employee benefits                                             2,315                1,952
        Deferred income taxes                                                 20,597               20,029
                                                                       -------------        -------------
          Total liabilities                                                  367,210              263,403
                                                                       -------------        -------------

        13% Senior Cumulative Redeemable
              Preferred Stock                                                 20,104                    -

        Stockholders' equity:
        Common stock, no par value, 1,000 shares authorized and
             outstanding                                                          50                   50
        Preferred stock, no par value: 500 shares authorized,
             229 shares issued and outstanding                                11,450               11,450
        Additional paid-in capital                                             3,054                3,054
        Accumulated deficit                                                  (10,800)              (4,727)
                                                                             --------              -------
            Total stockholders' equity
                                                                               3,754                9,827
                                                                               -----                -----
            Total liabilities and stockholders' equity                 $     391,068        $     273,230
                                                                       =============        =============

      See accompanying notes to unaudited consolidated financial statements





                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                 (in thousands)


                                                            Three Months Ended                     Nine Months Ended
                                                              September 30,                          September 30,
                                                       1999                 1998                 1999                 1998
                                                       ----                 ----                 ----                 ----


Sales                                         $         57,433       $       49,756     $        165,767       $      116,105
Cost of sales                                           41,269               35,908              122,147               85,671
                                                --------------       --------------      ---------------       --------------
Gross profit                                            16,164               13,848               43,620               30,434
Operating expenses:
Selling, general and administrative                      6,198                5,676               19,116               15,752
Research and development                                 2,339                1,176                6,635                3,325
Amortization of intangibles                              1,972                1,525                4,947                3,018
                                               ---------------     ----------------      ---------------       --------------
    Total operating expenses                            10,509                8,377               30,698               22,095
                                               ---------------     ----------------      ---------------       --------------

Income from operations                                   5,655                5,471               12,922                8,339
                                               ---------------     ---------------       ---------------       --------------
Other income (expense):
    Interest income                                         55                   31                  138                   88
    Interest expense                                    (7,359)              (5,147)             (18,709)             (11,629)
    Other                                                  (17)                 (81)                 (19)                (214)
                                               ----------------    ----------------      ---------------       ---------------
    Total other expense                                 (7,321)              (5,197)             (18,590)             (11,755)
                                               ----------------     ----------------      ---------------      ---------------
Income (loss) before provision
    (benefit) for income taxes                          (1,666)                 274               (5,668)              (3,416)
Provision (benefit) for income taxes                      (456)                 774               (1,776)                (244)
                                               ----------------    ----------------      ----------------      ---------------
Net loss                                                (1,210)                (500)              (3,892)              (3,172)
Preferred stock dividends                                   991                 286                2,181                  858
                                               ----------------    ----------------      ---------------       --------------

Loss applicable to common stockholders         $        (2,201)     $          (786)     $        (6,073)      $      (4,030)
                                               ===============-     ================     ================      ==============

                See accompanying notes to unaudited consolidated
                             financial statements.

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                          1999                 1998
                                                                                          ----                 ----

Cash Flows from Operating Activities:
Net loss                                                                      $          (3,892)        $          (3,172)
Reconciliation to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                         14,312                     9,229
   Amortization of step-up in inventory                                                   4,284                     2,258
   Gain on sale of property                                                                   3                        (3)
   Deferred income taxes                                                                 (1,897)                   (1,060)
   Stock compensation charge                                                                  -                     2,265
   Changes in  assets  and  liabilities  (net of  acquired  assets  and  assumed
        Liabilities):
        Accounts receivable                                                               2,238                    (2,923)
        Inventories                                                                      (7,629)                   (4,460)
        Prepaid and other assets                                                         (4,822)                    2,669
        Accounts payable                                                                    737                       450
        Accrued liabilities                                                                (797)                          (1,073)
        Advance billings and customer deposits                                           12,402                    (1,886)
                                                                               ----------------          ----------------
     Net cash provided by operating activities                                           14,939                     2,294
                                                                               ----------------          ----------------

Cash Flows from Investing Activities:
Additions to fixed assets                                                               (10,149)                   (3,160)
Proceeds from sale of fixed assets                                                           16                        25
Net cash used in acquisitions                                                          (102,753)                  (90,833)
                                                                                ---------------            --------------
     Net cash used in investing activities                                             (112,886)                  (93,968)
                                                                                ---------------            --------------

Cash Flows from Financing Activities:
Net borrowings under revolving line of credit                                             4,800                     6,000
Payment of financing costs                                                               (5,595)                   (4,424)
Borrowings from Senior Term Loans                                                        81,800                    90,000
Net proceeds from issuance of Preferred Stock                                            18,950                         -
Mandatory repayments under Senior Term Loans                                             (3,000)                     (900)
Repayments under other long-term obligations                                               (129)                      (98)
                                                                              ------------------           --------------
     Net cash provided by financing activities                                            96,826                   90,578
                                                                              ------------------           --------------
     Net increase in cash and cash equivalents                                           (1,121)                   (1,096)
Cash and cash equivalents, beginning of period                                            1,405                     3,304
                                                                              ------------------           --------------
Cash and cash equivalents, end of period                                      $             284           $         2,208

                                                                              =================           ===============

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)
                                 (in thousands)




                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                     1999                1998
                                                                                     ----                ----

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
    Interest                                                                     $     12,077       $    7,703
    Income taxes                                                                          340                -
    Supplemental schedule of non-cash investing and financing activities:
      Equipment acquired under capital leases                                             348               30
      Note issued  to Seller in conjunction with Monitor Acquisition                        -            5,180
     Elimination of note payable in connection with purchase price
        adjustment attributed to the Kleinert Acquisition                               1,750                -
     Dividends payable on redeemable preferred stock                                    1,154                -
  Assets acquired and liabilities assumed in connection with the Acquisitions:
    Fair value of assets acquired                                               $     120,101          128,425
    Fair value of liabilities assumed                                                 (10,049)         (31,842)
                                                                                -------------       ----------
    Cash paid                                                                         110,052           96,583
    Less financing fees and expenses                                                   (5,595)          (4,343)
    Less cash acquired                                                                 (1,704)          (1,407)

    Net cash used for business acquisitions                                    $      102,753           90,833
                                                                               ==============       ==========










      See accompanying notes to unaudited consolidated financial statements

                   STELLEX TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Formation of Stellex - On September 5, 1997, Stellex Holdings Corp. was incorporated as a Delaware corporation, which on October 23, 1997 amended its certificate of incorporation to change its name to Stellex Industries, Inc. Subsequently, on April 6, 1999, the certificate of incorporation was amended to change the Company's name to Stellex Technologies, Inc. ("Stellex" or the "Company"). On September 12, 1997, Stellex issued 1,000 shares of its common stock to Greystoke Capital Management Limited LDC in exchange for (i) 8,010 shares of common and 84 shares of Series A preferred stock of KII Holding Corp. ("KII Holding"), (ii) $50,000 cash and (iii) the assumption of a $4,000,000 promissory note. KII Holding had previously been formed to effect the acquisition of Kleinert Industries and subsidiaries ("Kleinert") on July 1, 1997, as described more fully below. As a result of the September 12, 1997 transaction, Stellex acquired an 80.1% interest in KII Holding; the remaining equity interests were held by certain members of Kleinert management until December 1998, when Stellex acquired the remaining equity interests. On April 6, 1999 the certificate of incorporation of KII Holding was amended to change its name to Stellex Aerospace, Inc.

Kleinert Acquisition - On July 1, 1997, KII Holding, through a wholly-owned subsidiary (KII Acquisition Corp., a Delaware corporation), acquired all of the outstanding capital stock of Kleinert from Kleinert Industries Holding AG. The acquisition was accounted for using the purchase method of accounting, and, accordingly, the net purchase price of approximately $26.5 million (including the assumption of approximately $2.6 million of indebtedness and the issuance to the seller of a note for $1.75 million) was allocated to the assets purchased and the liabilities assumed based upon the fair values at the date of acquisition. There was no excess purchase price over the fair values of the net assets acquired in connection with the acquisition. KII Holding's corporate name was subsequently changed to Stellex Aerospace, Inc. ("Stellex Aerospace"). Kleinert commenced operations in 1988, and provided management services for its wholly-owned subsidiaries - Paragon Precision Products ("Paragon"), General Inspection Laboratories, Inc. ("GIL"), Scanning Electron Analysis Laboratories, Inc. ("SEAL"), and Bandy Machining International ("Bandy"). On April 8, 1999, KII Acquisition Corp. was merged into Stellex Aerospace. During April 1999, the articles of incorporation of Paragon and Bandy were amended to change their names to Stellex Paragon Precision, Inc. and Stellex Bandy Machining, Inc., respectively.

Under the terms of the Kleinert Acquisition Agreement, payment of the $1.75 million note was subject to the verification of certain representations regarding the value of inventory. In July 1999, the Company determined that it was not required to make such payment, accordingly the Company adjusted its allocation of purchase price by $1.75 million.

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

Monitor Aerospace Acquisition - On May 29, 1998, Stellex acquired Monitor Aerospace Corporation ("Monitor"), a leading aerospace subcontractor engaged in the manufacture and assembly of precision-machined structural aircraft components and assemblies for tolerance critical applications, located in Amityville, New York. Monitor had two wholly-owned subsidiaries, Monitor Aerospace International Corporation and Monitor Marine Products, Inc. On April 13, 1999, these wholly-owned subsidiaries were merged into Monitor, which then subsequently amended its certificate of incorporation to change its name to Stellex Monitor Aerospace, Inc. The purchase price for Monitor was approximately $95.0 million, including the assumption of approximately $26.5 million of debt and excluding transaction and financing fees and expenses of approximately $5.9 million. The Monitor Acquisition was financed through (i) borrowings of $95.7 million under the Company's senior secured credit facility and (ii) Monitor's issuance of a promissory note to certain former Monitor shareholders in the principal amount of $5.2 million (the "Monitor Seller Note"). Borrowings under the senior secured credit facility were comprised of term loans in an aggregate principal amount of $90.0 million and revolving loans of $17.0 million, of which $11.3 million was used to refinance the existing Company revolver and supply near term working capital requirements. The Monitor Seller Note matures on May 29, 2000.

Phoenix Acquisition - On March 1, 1999, Stellex, through its subsidiary, Stellex Microwave, acquired all of the outstanding common stock of Phoenix Microwave Corporation ("Phoenix"), a leading supplier of RF and microwave components, based in Telford, Pennsylvania. Subsequently, on May 27, 1999, Phoenix was merged into Stellex Microwave and operates as a division. Phoenix, along with Stellex Microwave, operate in the RF/microwave component and sub-assembly market for commercial, wireless, military and space applications. The aggregate purchase price for the acquisition of Phoenix was $14.7 million of cash plus contingent purchase price of up to $1.0 million payable by March 2000 based on cash flow performance thresholds. The acquisition was financed with an acquisition term loan drawn under the Company's previous senior secured credit facility. At present goodwill is being amortized over 15 years.

Precision Acquisition - On April 22, 1999, the Company, through Stellex Precision Machining, Inc. ("Precision"), an indirect wholly-owned subsidiary of Stellex, acquired the assets of the aerostructures business of Precision Machining, Inc. and certain related entities for an aggregate purchase price of approximately $86.0 million, excluding transaction fees and expenses of approximately $9.4 million. At present goodwill is being amortized over 25 years. Precision, located in Wellington, Kansas, is a leading manufacturer of complex aerostructure components, serving the commercial, military and business aviation segments of the aerospace industry. Precision specializes in high speed five-axis machining of aluminum, titanium and other hard alloys. The acquisition was financed through borrowings under the Company's current $235 million senior secured credit facility and the issuance of $20 million of preferred stock (the "Preferred Stock"). The current secured credit facility provides for a two tranche term loan comprised of a $60 million Term A facility and a $110 million Term B facility, in addition to a $65 million revolving loan facility. The Term A facility has a six-year term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. The Term B facility has a ninety-month term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of 2.5% or the Eurodollar rate plus a margin rate of 3.5%. The revolving credit facility has a six-year term bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio.

The Preferred Stock provides for cumulative dividends accruing at a rate of 13% per annum. On or prior to August 31, 2004, Stellex may, at its option, pay dividends either in cash or in additional shares of Preferred Stock. After August 31, 2004, dividends may be paid only in cash. The Preferred Stock is mandatorily redeemable on August 31, 2010 at a redemption price equal to 100% of the aggregate liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. Stellex may, at its option, redeem the outstanding shares of Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances) or after August 31, 2004 at specified redemption prices together with accumulated and unpaid dividends, if any, to the date of redemption. Under certain circumstances, Stellex may also redeem the Preferred Stock with the proceeds of equity offerings. In connection with the issuance of the Preferred Stock, Stellex granted to the purchaser of the Preferred Stock warrants to purchase shares of common stock in an amount equal to 1% of Stellex's issued and outstanding shares of common stock on the date of grant. The warrants have an exercise price of $0.01 per share. On August 31, 1999, Stellex issued additional warrants to such purchaser such that the purchaser's total warrants represented the right to purchase 3% of Stellex's issued and outstanding shares of common stock. In the event Stellex is not able to redeem the Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances), Stellex will be required to grant additional warrants to the purchaser of the Preferred Stock such that the purchaser's total warrants represent the right to purchase 5% of Stellex's issued and outstanding shares of common stock.

Pro forma results of operations as if the Monitor, Phoenix and Precision acquisitions had occurred as of January 1, 1998 are as follows (in thousands):

                                               Nine Months Ended
                                                 September 30,

                                       1999                      1998
                                       ----                      ----

Net sales                       $   178,228               $   190,952
Gross profit                         54,116                    55,828
Net income                              706                     2,416

2.       Basis of Presentation

Stellex is a holding company that has no operations separate from its investments in its subsidiaries. The consolidated balance sheet at September 30, 1999 and the consolidated statements of operations and consolidated statements of cash flows for the periods ended September 30, 1999 include the accounts of Stellex Microwave (including the Phoenix Microwave division) and Stellex Aerostructures, Inc. ("Stellex Aerostructures") (formerly known as Stellex Aerospace Holdings, Inc.). Stellex Aerostructures consists of three wholly-owned subsidiaries, Monitor, Precision and Stellex Aerospace. The Company is in the process of completing purchase accounting valuations of the assets acquired and liabilities assumed in its recent acquisitions of Phoenix and Precision. These valuations are not yet complete and therefore the balance sheets of the Company as of September 30, 1999 reflects management's best estimates of the valuation of the assets and liabilities acquired. Phoenix's results of operations presented herein are from the date of acquisition (March 1, 1999) to September 30, 1999. Precision's results of operations are from the date of acquisition (April 22, 1999) to September 30, 1999. The comparative financial statements for the nine months ended September 30, 1998 include the accounts of Stellex Aerospace, Monitor Aerospace from the date of acquisition (May 29, 1998) to September 30, 1998 and Stellex Microwave. All significant intercompany transactions have been eliminated in consolidation.

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

3. Inventories

   Inventories consisted of the following (in thousands):
                                               September 30,        December 31,
                                                   1999                1998
                                               (Unaudited)

     Raw materials                          $     25,216         $      15,470
     Work-in-process                              30,441                25,782
     Finished goods                                9,129                 7,994
     Production tooling                           10,002                 9,083
                                                  ------                -----
     Total                                  $    74,788          $      58,329
                                            ============         =============

4. Long-Term Obligations

   Long-term obligations consisted of the following (in thousands):
                                               September 30,        December 31,
                                                   1999               1998
                                                (Unaudited)

     Term Loan A                               $   57,500           $    28,500
     Term Loan B                                   109,500               59,700
     Revolving line of credit                       18,300               13,500
     7.785% Mortgage notes payable                   2,511                2,561
     Sellers notes payable                           5,180                6,930
     Obligations under capital leases                  714                  446
     Other long term obligations                        86                   97
                                               -----------           ----------
                                                   193,791              111,734
     Less current portion                           12,637                5,533
                                                   ------                -----
                             Total             $   181,154          $   106,201
                                               ===========          ===========



Under the terms of the Kleinert Acquisition Agreement, payment of the $1.75 million note was subject to the verification of certain representations regarding the value of inventory. In July 1999, the Company determined that it was not required to make such payment, accordingly the Company adjusted its allocation of purchase price by $1.75 million.


5. Commitments and Contingencies

The Company is involved from time to time in lawsuits that arise in the normal course of business. The Company actively and vigorously defends all lawsuits. Management is not aware of any lawsuits that are expected to have a material adverse affect on the Company's financial position.

6. Stock Options

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Compensation cost for stock options, if any, is measured as the excess of the fair market value of the applicable company's stock at the date of grant over the option strike price. The following non-qualified stock option plans have been adopted by subsidiaries of the Company and are structured such that option strike prices will be set at or above fair market value on the date of grant.

KII Holding Corp. 1998 Option Plan

Pursuant to an Agreement entered into in connection with the Kleinert Acquisition (the "Stellex Aerospace Investor Agreement"), Stellex Aerospace,
granted stock appreciation rights ("SARs") to certain members of Stellex Aerospace's management. Effective December 31, 1998, Stellex Aerospace exchanged the outstanding SARs for options to purchase up to an aggregate of 1,238.1 shares of common stock of Stellex Aerospace (the "Option Plan"). Seventeen and one-half percent of the Stellex Aerospace Options granted vested on the date of grant and the remainder vest in equal installments between December 31, 1999 and December 31, 2002. The exercise price of the Stellex Aerospace Options is $391 per share, and the options generally become exercisable upon the earliest to occur of an initial public offering by Stellex Aerospace, or Stellex, a Corporate Transaction (which is defined in the Option Plan to generally mean a change of control of Stellex or Stellex Aerospace, a sale of all or substantially all of the assets of Stellex or Stellex Aerospace or the adoption of a plan of liquidation for Stellex or Stellex Aerospace) or May 1, 2007. If the exercise event is an initial public offering by Stellex Aerospace or Stellex, the Board of Directors of Stellex may convert the Stellex Aerospace Options into options to purchase Stellex's Common Stock pursuant to a conversion formula set forth in the Option Plan.

Stellex Precision Machining, Inc. 1999 Stock Option Plan

On April 22, 1999, Precision adopted the Stellex Precision Machining, Inc. 1999 Stock Option Plan (the "Precision Option Plan") as an incentive program for employees intended to promote the interests of the Company. The Precision Option Plan has allocated 1,300 shares for issuance to eligible employees, which includes all employees of Precision. Effective April 22, 1999, Precision issued ten-year options (the "Precision Options") to purchase up to an aggregate of 800 shares of Class B common stock of Precision. The Class B common stock is non-voting. One-third of the Precision Options granted vest on each December 31 beginning 1999 through and including 2001. The exercise price of the Precision Options is $2 per share, and such options generally become exercisable upon the earliest to occur of (i) an initial public offering by Precision, Stellex
Technologies, Inc. ("Parent") or a corporation in an unbroken chain of corporations between Parent and Precision (an "Intermediate Corporation"), (ii) a Corporate Transaction (which is defined in the Precision Option Plan to generally mean a change of control of Parent or Precision, a sale of all or substantially all of the assets of Parent or Precision or the adoption of a plan of liquidation for Parent or Precision) or (iii) January 31, 2009. Upon an initial public offering by Parent or an Intermediate Corporation, the administrator of the Precision Option Plan may convert the Precision Options into options to purchase common stock of such issuer as described in the Precision Option Plan.

Stellex Microwave Systems, Inc. 1999 Stock Option Plan

On May 15, 1999, Microwave adopted the Stellex Microwave Systems, Inc. 1999 Stock Option Plan (the "Microwave Option Plan") as an incentive program for employees intended to promote the interests of the Company. The Microwave Option Plan has allocated 1,000,000 shares for issuance to eligible employees, which includes all employees of Microwave. Effective May 15, 1999, Microwave issued ten-year options (the "Microwave Options") to purchase up to an aggregate of 499,700 shares of Class B common stock of Microwave. The Class B common stock is non-voting. One-fifth of the Microwave Options vested on the date of grant and the remainder vest in equal installments on each November 1 beginning 1999 through and including 2002. The exercise price of the Microwave Options is $2.87 per share, and such options generally become exercisable upon the earliest to occur of (i) an initial public offering by Microwave, Stellex Technologies, Inc. ("Parent") or a corporation in an unbroken chain of corporations between Parent and Microwave (an "Intermediate Corporation"), (ii) a Corporate Transaction (which is defined in the Microwave Option Plan to generally mean a change of control of Parent or Microwave, a sale of all or substantially all of the assets of Parent or Microwave or the adoption of a plan of liquidation for Parent or Microwave) or (iii) September 2, 2007. Upon an initial public offering by Parent or an Intermediate Corporation, the administrator of the Microwave Option Plan may convert the Microwave Options into options to purchase common stock of such issuer as described in the Microwave Option Plan.

Stellex Monitor Aerospace, Inc. 1999 Stock Option Plan

On July 26, 1999, Monitor adopted the Stellex Monitor Aerospace, Inc. 1999 Stock Option Plan (the "Monitor Option Plan") as an incentive program for employees intended to promote the interests of the Company. The Monitor Option Plan has allocated 700 shares for issuance to eligible employees, which includes all employees of Monitor. Effective July 26, 1999, Monitor issued ten-year options (the "Monitor Options") to purchase up to an aggregate of 540 shares of Class B common stock of Monitor. The Class B common stock is non-voting. Generally, thirty-seven percent of the Monitor Options granted vest on December 31, 1999, while sixty percent of the Monitor Options granted vest in equal installments on each December 31 beginning 2000 through and including 2002 and the remainder vest in equal installments on each December 31 beginning 2003 through and including 2004. The exercise price of the Monitor Options is $10 per share, and such options generally become exercisable upon the earliest to occur of (i) an initial public offering by Monitor, Stellex Technologies, Inc. ("Parent") or a corporation in an unbroken chain of corporations between Parent and Monitor (an "Intermediate Corporation"), (ii) a Corporate Transaction (which is defined in the Monitor Option Plan to generally mean a change of control of Parent or Monitor, a sale of all or substantially all of the assets of Parent or Monitor or the adoption of a plan of liquidation for Parent or Monitor) or (iii) March 16, 2009. Upon an initial public offering by Parent or an Intermediate Corporation, the administrator of the Monitor Option Plan may convert the Monitor Options into options to purchase common stock of such issuer as described in the Monitor Option Plan. On September 7, 1999, additional Monitor Options to purchase up to an aggregate of 60 shares of common stock of Monitor were issued; two-fifths of such Monitor Options vest on June 30, 2000, with the remainder vesting in equal installments on each June 30 beginning 2001 through and including 2003.

7. Condensed Financial Information of Stellex and its Subsidiaries

The $100 million principal amount 9 1/2% senior subordinated notes and the term and revolving loans under the Company's senior secured credit facility are fully guaranteed on a full and unconditional basis by all domestic subsidiaries of Stellex, including Stellex Microwave, Stellex Aerospace, Monitor and Precision. There are no significant contractual restrictions on the ability of the Company's subsidiaries to transfer funds to the Company. Set forth below is the condensed consolidating financial information of the guarantor subsidiaries as of September 30, 1999 and for the three and nine month periods then ended. The separate financial statements of the guarantor subsidiaries are not included because the guarantor subsidiaries are jointly and severally liable under the notes and management does not believe that the separate financial information would be meaningful to investors.

         Condensed Consolidating Balance Sheet as of September 30, 1999
                                 (in thousands)

                                 Stellex        Stellex        Stellex                                  Adjustments &      Stellex
                                 (Parent       Microwave      Aerospace      Monitor      Precision     Eliminations    Consolidated
                                  Only)
Cash and cash equivalents          $ (1,616)    $  1,098        $   303       $   387       $   112        $      -       $     284
Accounts receivable, net                  -       13,402          5,076         8,022         4,975               -          31,475
Inventories                               -       22,463         14,654        32,052         5,619               -          74,788
Other current assets                  6,674        2,966          1,172         2,785         1,005          (6,011)          8,591
                                      -----        -----          -----         -----         -----          -------          -----
Total current assets                  5,058       39,929         21,205        43,246        11,711          (6,011)        115,138
Property, plant and                   2,252       20,533         16,322        23,063        27,223               -          89,393
  equipment, net
Goodwill and intangibles, net             -       60,385              -        59,172        48,257               -         167,814
Investment in & advances to
  Subsidiaries
                                    311,063            -              -             -             -        (311,063)              -
Other assets                          4,807        8,498          2,225         9,385         5,743         (11,935)         18,723
                                      -----        -----          -----         -----         -----         --------         ------
Total assets                       $323,180      129,345         39,752       134,866        92,934    (329,009)            391,068
                                    =======      =======         ======       =======        ======    =========            =======
Current liabilities                  17,834       28,732          5,109        14,735         3,798          (7,064)         63,144
9 1/2% senior subordinated notes    100,000            -              -             -             -               -         100,000
Intercompany notes                    1,689      100,159         22,012        64,709        59,559        (248,128)              -
Term Loans - long term              178,050            -              -             -             -               -         178,050
Other long-term liabilities          20,104        4,729          6,444        21,807           152          (7,116)         46,120
Stockholders'equity (deficit)         5,503       (4,275)         6,187        33,615        29,425         (66,701)          3,754
                                      -----       -------         -----        ------        ------         --------          -----
Total liabilities and
  stockholders' equity              323,180      129,345         39,752       134,866        92,934        (329,009)        391,068
                                    =======      =======         ======       =======        ======        =========        =======

             Condensed Consolidating Statement of Operations For The
                     Three Months Ended September 30, 1999
                                 (in thousands)

                                    Stellex        Stellex       Stellex                                 Adjustments      Stellex
                                 (Parent Only)    Microwave     Aerospace      Monitor      Precision   & Eliminations  Consolidated
Sales                            $         -     $     24,469    $   7,547     $  15,772     $   9,645    $       -          57,433
Cost of sales                              -           15,955        5,462        12,307         7,545            -          41,269
Operating expenses                       595            5,256        1,325           698           663            -           8,537
Amortization of intangibles                -            1,004           -            593           500         (125)          1,972
                                       -----            -----        -----           ---           ---         -----          -----
Income (loss) from operations           (595)           2,254          760         2,174           937          125           5,655
Interest expense                      (6,700)          (2,601)        (606)       (1,648)       (1,609)       5,805          (7,359)
Other income (expense)
                                       5,828               13          (19)           12             9       (5,805)             38
                                       -----            -----         -----        -----         -----       -------          -----
Income (loss) before income           (1,467)            (334)         135           538          (663)         125          (1,666)
    taxes
Provision (benefit) for income          (587)            (216)          72           202          (322)         395            (456)
    taxes                              -----            -----         ----         -----         -----        -----           -----
Net income (loss)                       (880)            (118)          63           336          (341)        (270)         (1,210)
Preferred stock dividend                 991                -            -             -             -            -             991
                                       -----            -----         -----        -----         -----       -------          -----
Income (loss) applicable to
    common shareholders               (1,871)            (118)          63           336          (341)        (270)         (2,201)
                                      =======            =====     =======       =======          =====        =====        =======


             Condensed Consolidating Statement of Operations For The
                      Nine Months Ended September 30, 1999
                                 (in thousands)

                                    Stellex        Stellex       Stellex                                Adjustments &     Stellex
                                 (Parent Only)    Microwave     Aerospace      Monitor      Precision    Eliminations   Consolidated

Sales                              $       -        $  69,548    $  22,670     $  56,665     $  16,884    $       -        $165,767
Cost of sales                              -           47,634       16,878        43,335        14,300            -         122,147
Operating expenses                     1,000           15,650        3,858         2,852         2,391            -          25,751
Amortization of intangibles                -            2,604            -         1,780           813         (250)          4,947
                                       -----            -----        -----         -----        ------         -----          -----
Income (loss) from operations         (1,000)           3,660        1,934         8,698          (620)         250          12,922
Interest expense                     (16,854)          (7,047)      (1,804)       (4,663)       (2,747)      14,406         (18,709)
Other income (expense)                14,479               29          (32)           34            15      (14,406)            119
                                       -----            -----        -----         -----        ------         -----          -----


Income (loss) before income
    taxes                             (3,375)          (3,358)          98         4,069        (3,352)         250          (5,668)
Provision (benefit) for income
    taxes                             (1,350)          (1,548)          39         1,522        (1,341)         902          (1,776)
                                       -----            -----        -----         -----        ------        -----           -----

Net income (loss)                      (2,025)         (1,810)          59         2,547        (2,011)        (652)         (3,892)
Preferred stock dividend                2,181               -            -             -             -            -           2,181
                                        -----           -----         -----        -----         -----         -----          -----
Income (loss) applicable to
    common shareholders            $  (4,206)       $  (1,810)    $     59     $   2,547     $  (2,011)        (652)         (6,073)
                                      =======          =======      ======        ======        =======        =====         =======


             Condensed Consolidating Statement of Cash Flows for the
                      Nine Months Ended September 30, 1999
                                 (in thousands)

                                Stellex           Stellex       Stellex                                  Adjustments &     Stellex
                                 (Parent         Microwave     Aerospace      Monitor       Precision     Eliminations  Consolidated
                                  Only)


Net income (loss)              $     (2,025)      $ (1,810)      $     59     $   2,547     $  (2,012)     $   (651)      $  (3,892)
Depreciation and amortization           674          6,972          1,579         4,508         5,113          (250)         18,596
Deferred taxes and other             (1,351)        (1,400)             2          (135)         (392)        1,379          (1,897)
Change in operating assets
  and liabilities                      (789)        12,842             53        (7,607)         (139)       (2,228)          2,132
                                       -----        ------             --        -------         -----      --------          -----
Net cash provided by (used           (3,491)        16,604          1,693          (687)        2,570        (1,750)         14,939
  in) operations

Fixed asset additions                (1,858)        (3,555)        (2,903)       (1,900)         (281)           348        (10,149)
Cash used in acquisitions                 -        (15,175)             -             -       (87,578)             -       (102,753)
Proceeds from sale of fixed               -              -              3            13             -              -             16
                                          -              -              -            --             -              -         ------
Net cash used in investing
  activities                         (1,858)       (18,730)        (2,900)       (1,887)      (87,859)           348       (112,886)
Mandatory term loan repayments       (3,000)             -              -             -             -              -         (3,000)
Net borrowing under revolver          4,800              -              -             -             -              -          4,800
Borrowings from senior term
  loans                              81,800              -              -             -             -              -         81,800
Net proceeds from issue of
  preferred stock                    18,950              -              -             -             -              -         18,950
Intercompany loans and              (98,834)         2,119          3,112         2,607        90,996              -              -
  investments
Other
                                          -              -         (1,874)          343        (5,595)         1,402         (5,724)
                                    -------        -------         -------      -------       -------         ------         ------
Cash provided by financing            3,716          2,119          1,238         2,950        85,401          1,402         96,826
  activities
Net increase (decrease) in
  cash                         $     (1,633)            (7)            31           376           112              -         (1,121)

8. Subsequent Event

The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. On October 15, 1999, the Company entered into a capped interest swap transaction with a bank as part of a dynamic hedging strategy employed to manage its interest rate risk. Under the swap transaction, the Company is obligated to pay the fixed rate of interest equal to 6.05% on a notional amount of $43.0 million for a period of 3 years in exchange for a floating rate of interest based on 3-month LIBOR capped at 6.625% on the same notional amount. Settlements on the swap arrangement will occur quarterly.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Overview

Stellex is a holding company and has no independent operations. The Company, through its two operating segments, Aerostructures and Electronics, is a leading provider of highly engineered subsystems and components for the aerospace, defense and communications industries. The Electronics segment consists of Stellex Microwave and Phoenix, a division of Stellex Microwave. The Company, through its Electronics segment, is a worldwide leader in the design, manufacture and marketing of fully integrated and proprietary microwave electronic subsystems for radar-guided tactical missile systems and a broad line of high radio frequency and microwave frequency single function modules. Stellex Microwave products are used in the generation, reception and translation of communication, data and radar signals. The Aerostructures segment operates through Stellex Aerostructures and its three wholly owned subsidiaries, Monitor, Precision and Stellex Aerospace. Stellex Aerostructures is a leading full-service supplier of a broad range of complex machined aerostructure components and subsystems for both commercial and military and space applications. On March 1, 1999, Stellex acquired Phoenix, which currently operates as a division of Stellex Microwave in the Electronics segment. On April 22, 1999, Stellex acquired the assets of Precision, which operates in the Aerostructures segment.

Results of Operations

Historical - Company

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

   (in thousands)

                                     Corporate            Aerostructures            Electronics                 Total
                                  1999       1998        1999         1998        1999        1998         1999         1998

Net sales                      $       -   $       -   $ 32,964     $ 31,824    $ 24,469    $ 17,932    $  57,433     $ 49,756
Cost of goods sold                                       25,314       24,458      15,955      11,450       41,269       35,908
                               ---------   ---------   --------    ---------   ---------   ---------    ---------    ---------
Gross profit                           -           -      7,650        7,366       8,514       6,482       16,164       13,848
Gross margin                           -           -       23.2%        23.1%       34.8%       36.1%        28.1%        27.8%
Selling, general, and
   administrative expenses           595          67      2,686        3,297       2,917       2,312        6,198        5,676
Research & development
   expenses                            -           -          -            -       2,339       1,176        2,339        1,176
Amortization of intangibles         (125)          -      1,093          878       1,004         647        1,972        1,525
                               ----------  ---------  ----------    --------    --------   ---------    ---------   ----------

Income (loss) from operations       (470)        (67)     3,871        3,191       2,254       2,347        5,655        5,471
Interest expense                                                                                           (7,359)      (5,147)
Other income (expense)
                                                                                                               38          (50)
                                                                                                           -------      ------
Net income (loss) before
   income taxes                                                                                            (1,666)        274
Income tax (benefit)provision                                                                                (456)        774
                                                                                                        ----------   --------
Net loss                                                                                               $   (1,210)   $   (500)
                                                                                                       ===========   =========

          Net Sales. Net sales for Stellex totaled $57.4 million and $49.8 million for the three months ended September 30, 1999 and 1998, respectively. Net sales for the Electronics segment totaled $24.5 million and $17.9 million for the three months ended September 30, 1999 and 1998, respectively. The increase in net sales for the Electronics segment was attributable to the acquisition of Phoenix on March 1, 1999, an increase in tactical sales at Stellex Microwave due to the ramp up of the Longbow program and new sales in the broadband wireless communications market. Commercial component sales at Stellex Microwave for the third quarter of 1999 remained constant with the comparable period in 1998. Microwave's efforts in the broadband wireless communications market are beginning to show results. Recent orders for a digital radio synthesizer were secured totaling over $6 million, and field trials for outdoor units (ODUs) supporting a significant telecommunication manufacturer will begin this December. Net sales for Phoenix for the three months ended September 30, 1999 totaled $3.8 million.

          Net sales for the Aerostructures segment totaled $33.0 million and $31.8 million for the three months ended September 30, 1999 and 1998, respectively. The reason for the increase in sales was due to the acquisition of Precision on April 22, 1999, offset by reduced sales at both Stellex Aerospace and Monitor. Net sales for Precision for the three months ended September 30, 1999 totaled $9.6 million. Net sales at Stellex Aerospace during the third quarter of 1999 decreased $1.3 million, or 14.9%, compared to the same period in 1998 while net sales at Monitor decreased $7.2 million, or 31.3%, compared to the third quarter of 1998. The decrease in sales at Stellex Aerospace and Monitor was primarily the result of weak demand from OEMs in the commercial aviation market resulting primarily from Boeing-related decreases in build rates and inventory management issues, compounded by decreased demand from Asian markets. In addition, sales at Stellex Aerospace were further impacted by customer delays associated with initial deliveries on a significant new program. As a result of continuing customer-directed delays in previously scheduled orders, particularly at Monitor, we expect net sales to continue to be negatively impacted in the fourth quarter of 1999 in comparison to the prior year. The significance of any further delays is difficult to predict.

          Gross Margins. Gross margin for Stellex was 28.1% and 27.8% for the three months ended September 30, 1999 and 1998, respectively. Gross margin for the Electronics segment was 34.8% and 36.1% for the three months ended September 30, 1999 and 1998, respectively. The decrease in gross margin for the Electronics segment was primarily at Stellex Microwave due to low gross margins on a start-up broadband wireless program, certain funded engineering projects, and the expiration of a high volume subcontract manufacturing arrangement, offset partially by gross margin improvement on certain long run tactical subsystem programs.

          Gross margin for the Aerostructures segment was 23.2% and 23.1% for the three months ended September 30, 1999 and 1998, respectively. Gross margin of 21.8% at Precision for the three months ended September 30, 1999 included a non-recurring acquisition charge relating to the amortization of a purchase accounting adjustment to profits in inventory totaling $2.0 million. Stellex Aerospace's gross margin totaled 27.6% for the quarter, which was 2.3% lower compared to the prior year quarter as a result of an unfavorable mix of new work and higher than normal start-up costs on new programs. Gross margin at Monitor was 22.0% for the quarter compared to 20.5% for the comparable period in 1998. This increase in gross margin was due to a nonrecurring purchase accounting adjustment to profits in inventory totaling $0.8 million, which impacted the third quarter of 1998. In addition, gross margins at Monitor for the third quarter of 1999 were affected by an unfavorable mix of new work and scheduling inefficiencies resulting from sporadic program deceleration directives from customers, which were offset by proactive adjustments to production manning levels and a reduction in overhead spend.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses for Stellex totaled $6.2 million and $5.7 million, or 10.8% and 11.4% stated as a percentage of net sales, for the three months ended September 30, 1999 and 1998, respectively. The increase in selling, general and administrative expenses over the prior year period was due primarily to the acquisitions of Phoenix and Precision, increases in corporate administrative costs and additional marketing spending directed at strategic customers, offset partially by a reduction in workforce and the elimination of a non-cash stock compensation charge relating to the valuation of management ownership puts at Stellex Aerospace of $0.8 million.

          Research and Development Expenses. Research and development expenses for Stellex totaled $2.3 million and $1.2 million for the three months ended September 30, 1999 and 1998, respectively. The increase in research and development expenses resulted from the expansion of engineering capabilities at Stellex Microwave relating primarily to new product development in the commercial and broadband wireless markets, in addition to incremental spending resulting from the newly acquired Phoenix operations.

          Amortization of Intangibles. Amortization of intangible assets for the three months ended September 30, 1999, increased $0.4 million, or 29.4%, compared to 1998 due to significant increases in goodwill resulting from purchase accounting allocations made in connection with the Precision and Phoenix Acquisitions.

          Interest Expense. Interest expense for the Company increased to $7.4 million for the three months ended September 30, 1999 compared to $5.1 million during the same period in 1998. The increase in interest expense resulted from the incurrence of indebtedness to finance the Precision and Phoenix acquisitions and increases in LIBOR rates over the prior year. The borrowings under the senior secured credit facilities generally bear interest based on the Eurodollar rate. The average interest rate on such borrowings for the three months ended September 30, 1999 was approximately 8.8%.

          Income Tax Provision (Benefit). The effective tax rates for the Company for the three months ended September 30, 1999 was impacted primarily by non-deductible goodwill amortization at Monitor and Phoenix.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

The historical consolidated operating results for the nine months ended September 30, 1999 and 1998 give effect to the Monitor, Phoenix and Precision Acquisitions, whose results are presented from their dates of acquisition on May 29, 1998, March 1, 1999 and April 22, 1999, respectively (in thousands).

                                     Corporate            Aerostructures             Electronics                  Total
                                  1999       1998        1999        1998         1999         1998         1999         1998

Net sales                       $      -    $      -   $ 96,219    $ 57,913    $ 69,548      $ 58,192     $ 165,767    $116,105
Cost of goods sold                     -                 74,513      43,544      47,634        42,127       122,147      85,671
                                --------    --------   --------   ---------   ---------     ---------    ----------   ---------
Gross profit                           -           -     21,706      14,369      21,914        16,065        43,620      30,434
Gross margin                           -           -       22.6%       24.8%       31.5%         27.6%         26.3%       26.2%
Selling, general, and
   administrative expenses         1,000          97      9,101       8,677       9,015         6,978        19,116      15,752
Research & development
   expenses                            -           -          -           -       6,635         3,325         6,635       3,325
Amortization of intangibles         (250)          -      2,593        1,088      2,604         1,930         4,947       3,018
                                --------   ---------   --------   ----------  ---------     ---------    -----------  ----------

Income (loss) from operations       (750)        (97)    10,012       4,604       3,660         3,832        12,922       8,339
Interest expense                                                                                            (18,709)    (11,629)
Other income (expense)                                                                                          119        (125)
                                                                                                           --------    ---------

Net loss before income taxes                                                                                 (5,668)     (3,415)
Income tax benefit                                                                                           (1,776)       (243)
                                                                                                             -------    --------
Net loss                                                                                                  $  (3,892)  $  (3,172)

                                                                                                          ==========  ==========

         Net Sales. Net sales for Stellex totaled $165.8 million and $116.1 million for the nine months ended September 30, 1999 and 1998, respectively. Net sales for the Electronics segment totaled $69.5 million and $58.2 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in net sales for the Electronics segment was primarily due to the acquisition of Phoenix on March 1, 1999, an increase in tactical sales at Stellex Microwave due to the ramp up of the Longbow program and new sales in the broadband wireless communications market, partially offset by lower commercial sector sales at Stellex Microwave resulting primarily from the completion during the six months ended June 30, 1998 of the "catch up" in delinquent commercial component order backlog built up during 1997 relating to the start-up of the new production planning software at that time. Microwave's efforts in the broadband wireless communications market are beginning to show results. Recent orders for a digital radio synthesizer were secured totaling over $6 million, and field trials for outdoor units (ODUs) supporting a significant telecommunication manufacturer will begin this December. Net sales for Phoenix from the date of its acquisition on March 1, 1999 to September 30, 1999 totaled $10.5 million.

         Net sales for the Aerostructures segment totaled $96.2 million and $57.9 million for the nine months ended September 30, 1999 and 1998, respectively. The primary reason for the increase in sales was due to the acquisitions of Monitor on May 29, 1998 and Precision on April 22, 1999, partially offset by reduced sales at Stellex Aerospace. Net sales for Monitor for the nine months ended September 30, 1999 totaled $56.7 million compared to $30.9 million for the period from its acquisition on May 29, 1998 to September 30, 1998. Net sales for Precision from the date of its acquisition on April 22, 1999 to September 30, 1999 totaled $16.9 million. The decrease in net sales at Stellex Aerospace during the nine months ended September 30, 1999 of $4.3 million, or 16.1%, as compared to the same period in 1998, resulted from weak demand from OEMs in the commercial aviation market resulting primarily from Boeing-related decreases in build rates and inventory management issues, compound by decreased demand from Asian markets. As a result of continuing customer directed delays in previously scheduled orders, particularly at Monitor, we expect net sales to continue to be negatively impacted during 1999 in comparison to the prior year. The significance of any further delays is difficult to predict.

         Gross Margins. Gross margin for Stellex was 26.3% and 26.2% for the nine months ended September 30, 1999 and 1998, respectively. Gross margin for the Electronics segment was 31.5% and 27.6% for the nine months ended September 30, 1999 and 1998, respectively. Gross margin for the first nine months of 1999 and 1998 was impacted by the amortization of purchase price adjustments to inventories of $1.0 million and $1.1 million, respectively. In excluding this non-recurring adjustment, the Electronics segment would have had a recasted gross margin of 33.0% for the nine months ended September 30, 1999 compared to 29.6% for the comparable period in 1998. This increase in gross margin for the Electronics segment was primarily due to the acquisition of Phoenix whose business yields, on average, higher gross margins.

          Gross margin for the Aerostructures segment was 22.6% and 24.8% for the nine months ended September 30, 1999 and 1998, respectively. The decrease in gross margin was partially attributable to the impact of the newly acquired operations of Precision, which delivered a gross margin of 15.3% for the period of ownership. The gross margin at Precision was impacted by a non-recurring acquisition charge relating to the amortization of the purchase accounting adjustment to profits in inventory totaling $3.3 million and a one time non-recurring employee retention bonus award of $1.0 million. Stellex Aerospace's gross margin totaled 25.5% for the first nine months of 1999, which was significantly lower than the 1998 result of 30.4% due to lower volume, an unfavorable mix of product and higher than normal start-up costs on new programs. Gross margin at Monitor was 23.5% for the first nine months of 1999 compared to 20.0% for the comparable period in 1998. This increase in gross margin was due to a nonrecurring acquisition charge, which impacted the first nine months of 1998 relating to the amortization of the purchase accounting adjustment to profits in inventory totaling $1.2 million. On a recasted basis, excluding the adjustment to profits in inventory and the non-recurring employee retention bonus award for the first nine months of 1999 and 1998, gross margins for the Aerostructures segment would have been 27.1% and 27.0%, respectively. This slight decrease in gross margins on a recasted basis was due to scheduling inefficiencies resulting from sporadic program deceleration directives from customers, offset by productivity improvements on certain programs, and proactive adjustments to production manning levels.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses for Stellex totaled $19.1 million and $15.8 million, or 11.5% and 13.6% stated as a percentage of net sales, for the nine months ended September 30, 1999 and 1998, respectively. The increase in selling, general and administrative expenses over the prior year period was due primarily to the acquisitions of Monitor, Precision and Phoenix, increases in corporate administrative overhead costs and additional marketing spending directed at strategic customers, offset by the elimination of a non-cash stock compensation charge relating to the valuation of management ownership puts at Stellex Aerospace of $2.3 million. As a result of the acquisitions of Monitor, Phoenix and Precision, selling, general and administrative expenses for the first nine months of 1999 include non-recurring charges of $1.3 million for Precision and $0.2 million for Phoenix and $1.0 million for Monitor in the comparable period of 1998 for investment and financial advisory fees paid to Mentmore Holdings Corporation, an affiliate of Stellex.

         Research and Development Expenses. Research and development expenses for Stellex totaled $6.6 million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in research and development expenses resulted from the expansion of engineering capabilities at Stellex Microwave relating to new product development in the commercial and broadband wireless markets in addition to incremental spending resulting from the newly acquired Phoenix operations.

         Amortization of Intangibles. Amortization of intangible assets for the nine months ended September 30, 1999, increased $1.9 million, or 64.0%, compared to 1998 due to significant increases in goodwill and other identifiable intangible assets, such as customer lists, tradenames, and assembled workforce resulting from purchase accounting allocations made in connection with the Monitor, Precision and Phoenix Acquisitions. Goodwill is being amortized over fifteen to thirty years. Other intangible assets are being amortized over their estimated useful lives ranging from one to thirty years.

         Interest Expense. Interest expense for the Company increased to $18.7 million for the nine months ended September 30, 1999 compared to $11.6 million during the same period in 1998. The increase in interest expense resulted from the incurrence of indebtedness to finance the Monitor, Precision and Phoenix Acquisitions and increases in LIBOR rates over the prior year. The borrowings under the Company's senior secured credit facility generally bear interest based on the Eurodollar rate. The average interest rate on such borrowings for the nine months September 30, 1999 was approximately 8.4%.

         Income Tax Provision (Benefit). The effective tax rate for the Company for the nine months ended September 30, 1999 was impacted primarily by non-deductible goodwill amortization at Monitor and Phoenix.

Pro forma results of the Company for the three and nine months ended September 30, 1999 and 1998

         The unaudited pro forma results of operations for the three and nine months ended September 30, 1999 and 1998 give effect to the acquisitions of Monitor, Phoenix and Precision (the "Acquisitions") which were completed on May 29, 1998, March 1, 1999 and April 22, 1999, respectively, and to the refinancing of the Company's senior debt facility. For purposes of the pro forma results of operations, the Acquisitions are reflected as if they occurred simultaneously on January 1, 1998. Certain non-recurring charges relating directly to the Acquisitions and which effect expenses within the twelve months following the transactions, such as investment banking fees to Mentmore Holdings Corporation, a one time non-recurring employee retention bonus at Precision and the amortization of the acquired profits in inventory, some of which resulted from purchase accounting, have been excluded from the pro forma results. The unaudited pro forma information set forth below is included herein because management believes it may be meaningful to investors. However, it should be read in conjunction with the Company's historical consolidated financial statements and the other information included herein and included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the Company's Reports on Form 8-K dated March 1, 1999 and April 22, 1999. The unaudited pro forma consolidated results have been prepared by management of the Company and do not necessarily represent the results of the Company's operations which would have occurred if the Acquisitions had actually taken place on the date indicated, and may not be indicative of the results of operations which may be obtainable in the future. The pro forma results are presented in thousands of dollars.



             Table 1: Pro forma Results for the Three Months Ended
                          September 30, 1999 and 1998

                                 Corporate            Aerostructures             Electronics                Total

                              1999       1998        1999        1998         1999         1998        1999        1998


Net sales                  $       -    $      -    $ 32,964    $ 41,492     $ 24,469     $ 21,677    $ 57,433    $63,169
Cost of goods sold                 -           -      23,352      29,348       15,954       13,696      39,306     43,044
                           ---------     -------    --------   ---------    ---------    ---------   ---------   --------
                                   -          -
Gross profit                       -          -       9,612      12,144        8,515        7,981      18,127     20,125
Gross margin                       -          -        29.2%       29.3%        34.8%        36.8%       31.6%      31.9%
Selling, general, and
  administrative expenses        595         67       2,686       3,871        9,917        2,893       6,198      6,831
Research & development
  expenses                         -          -           -           -        2,339        1,554       2,339      1,554
Amortization of intangibles     (125)         -       1,093       1,158         1,005         747       1,973      1,905
                               -----     --------    --------   ---------    ----------   --------    ----------  ---------
Income (loss) from
   operations                   (470)       (67)      5,833       7,115        2,254        2,787       7,617      9,835
Interest expense                                                                                       (7,359)    (6,961)
Other income (expense)                                                                                     38        (20)
                                                                                                    ----------  ---------

Income before taxes                                                                                       296      2,854
Provision for taxes                                                                                       243      1,427
                                                                                                    --------    --------

Net income                                                                                          $      53     $1,427
                                                                                                    =========     ======


Table 2: Pro forma Results for the Nine Months Ended September 30, 1999 and 1998

                                 Corporate            Aerostructures             Electronics                  Total
                              1999       1998        1999        1998         1999         1998        1999         1998

Net sales                  $           $     -     $105,926     $121,981     $ 72,302     $ 68,971    $178,228   $190,952
 ost of goods sold           75,763     87,464       48,349       47,660      124,112     135,124
                            -------     -------    ---------   ---------    ---------    ---------   ---------   ---------
Gross profit                       -          -      30,163      34,517       23,953       21,311      54,116       55,828
Gross margin                       -          -        28.5%       28.3%        33.1%        30.9%       30.4%        29.2%
Selling, general, and
  administrative expenses      1,000         67       8,612      11,169        9,153        8,695      18,765       19,931
Research & development
  expenses                         -          -           -           -        6,832        4,413       6,832        4,413
Amortization of intangibles
                               (250)          -       3,275        3,464        2,756       2,241        5,781       5,705
                           -----       --------    --------   ----------   ----------   ---------   ----------  ----------
Income (loss) from
   operations                   (750)       (67)     18,276      19,884        5,212        5,962      22,738      25,779
Interest expense                                                                                      (21,048)    (20,883)
Other income (expense)                                                                                     165        (80)
                                                                                                    ----------  ---------
Income before taxes                                                                                     1,855       4,816
Provision for taxes                                                                                     1,149       2,400
                                                                                                    ---------    --------
Net income                                                                                          $      706  $   2,416
                                                                                                    ==========  =========

     Net Sales. Pro forma net sales for Stellex were $57.4 million and $178.2 million for the three and nine months ended September 30, 1999, respectively, representing a 9.1% and a 6.7% decrease over the comparable periods in 1998. Pro forma net sales for the Electronics segment totaled $24.5 million and $72.3 million for the three and nine months ended September 30, 1999, respectively, representing a 12.9% and a 4.8% increase over the comparable periods in 1998. The increase in pro forma sales at Electronics resulted primarily from increased sales due to the ramp up of a new $13.0 million military program with Raytheon at Phoenix and the Longbow program ramp up at Microwave, offset by lower commercial component sales at Microwave. The second quarter of 1998 was the final quarter at Microwave impacted by the "catch-up" of delinquent commercial component orders arising from production planning problems associated with the implementation of the production planning software during 1996 and 1997 which resulted in higher sales during the first two quarters of 1998. Microwave's efforts in the broadband wireless communications market are beginning to show results. Recent orders for a digital radio synthesizer were secured totaling over $6 million, and field trials for outdoor units (ODUs) supporting a significant telecommunication manufacturer will begin this December.

Pro forma net sales for the Aerostructures segment totaled $33.0 million and $105.9 million for the three and nine months ended September 30, 1999, respectively, representing a 20.6% and a 13.2% decrease over the comparable periods in 1998. The decrease in pro forma sales was due to weaker demand from OEMs in the commercial aviation market resulting primarily from Boeing-related inventory management issues compounded by decreased demand from Asian markets. The significance of any further Boeing-related decelerations continues to be difficult to predict. Business and regional jet program opportunities remain robust, particularly at Precision, and have helped to partially offset the decline in shipments and bookings from the commercial jet business.

Gross Margin. Pro forma gross margin for Stellex was 31.6% and 30.4% for the three and nine months ended September 30, 1999, respectively, compared to a gross margin of 31.9% and 29.2% for the comparable periods in 1998. Pro forma gross margin for Electronics was 34.8% and 33.1% for the three and nine months ended September 30, 1999, respectively, compared to a gross margin of 36.8% and 30.9% for the comparable periods in 1998. The decrease in pro forma gross margin at Electronics for the quarter ended September 30, 1999 in comparison to the previous year was due to low gross margins on a start-up broadband wireless program and certain funded non-recurring engineering projects and the expiration of a high volume subcontract manufacturing arrangement, offset partially by gross margin improvement on certain long run tactical subsystem programs. Good progress has been made toward dual sourcing of MMICs on the Longbow program. Improvement in pro forma gross margins during the nine months ended September 30, 1999 compared to the prior year resulted primarily from improvement in margins on the Longbow program and a high volume subcontract manufacturing arrangement.

Pro forma gross margin for Aerostructures was 29.2% and 28.5% for the three and nine months ended September 30, 1999, respectively, compared to a pro forma gross margin of 29.3% and 28.3% for the comparable periods in 1998. Aerostructures was successful in supporting its gross margin levels in spite of lower volume, higher than normal start-up costs on certain new jobs and
scheduling   inefficiencies   resulting  from  sporadic   program   deceleration
directives from customers. Management made proactive adjustments to overall production manning levels, while continuing to refine overhead spend. Certain pricing actions recently negotiated with Boeing will put pressure on future gross margin levels. However, management believes that, based on current pricing data, the overall impact to the Aerostructures business should not be material considering continuous improvement efforts in engineering and tooling as well as the impact of machining efficiencies resulting from new equipment installations primarily resident at Precision.

Selling, General and Administrative Expenses. Pro forma selling, general and administrative expenses for Stellex totaled $6.2 million and $18.8 million, or 10.8% and 10.5% stated as a percentage of pro forma net sales, for the three and nine months ended September 30, 1999 and 1998, respectively. When adjusted for the elimination of non-cash compensation expense relating to the valuation of management ownership puts at Aerospace during 1998, pro forma selling, general and administration expense would have been $6.1 million and $17.7 million, or 9.7% and 9.3% stated as a percentage of pro forma net sales, for the three and nine months ended September 30, 1999 and 1998, respectively. The increase is due primarily to additional marketing spend directed at strategic customers in existing markets and the expansion into the broadband wireless and CATV markets.

Research and Development Expenses. Pro forma research and development expenses for Stellex totaled $2.3 million and $6.8 million for the three and nine months ended September 30, 1999, respectively, compared to $1.6 million and $4.4 million for the comparable periods in 1998. The increase in pro forma research and development costs resulted from the expansion of engineering capabilities at Microwave relating to new product introductions in the commercial and broadband wireless markets.






Liquidity and Capital Resources

         The Company provided cash flows from operations of $14.9 million and $2.3 million for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash flows was primarily due to a significant customer advance received in January 1999 at Stellex Microwave.

          The Company used cash flows for investing activities, excluding cash flows used in connection with the Phoenix and Precision acquisitions in 1999 and the Monitor acquisition in 1998, totaling $10.1 million and $ 3.1 million, for the nine months ended September 30, 1999 and 1998, respectively. Capital investments during 1999 were primarily comprised of expenditures totaling $3.6 million for the Electronics segment and $5.1 million for the Aerostructures segment. The Electronics segment expenditures have related predominately to the development activities in commercial and broadband product applications. Aerostructures segment expenditures represent upgrading activities relating to CNC equipment and tooling design software as well as various machine equipment investments directly relating to significant contract awards and other strategic initiatives. Approximately $15.2 million and $87.6 million of cash proceeds were used to consummate the acquisitions of Phoenix and Precision in March and April 1999, respectively, and approximately $90.8 million of cash was used to consummate the acquisition of Monitor in May 1998.

         The Company provided cash flows from financing activities totaling $96.8 million and $90.6 million for the nine months ended September 30, 1999 and 1998, respectively. Cash proceeds were used to fund the acquisitions of Phoenix and Precision in 1999 and of Monitor in 1998. During 1999, the acquisition of Phoenix was funded by a $16.0 million draw-down under the Company's then existing senior credit facility. As a result of the Precision acquisition, the senior credit facility was amended and restated to provide the necessary incremental debt financing totaling approximately $76.0 million coupled with net proceeds from the issuance of $20.0 million of Preferred Stock totaling approximately $19.0 million.

         The current senior secured credit facility provides for a two tranche term loan comprised of a $60 million Term A facility and a $110 million Term B facility, in addition to a $65 million revolving loan facility. The Term A facility has a six-year term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. The Term B facility has a ninety-month term with escalating quarterly principal payments bearing interest at either the base rate plus a margin rate of 2.5% or the Eurodollar rate plus a margin rate of 3.5%. The revolving credit facility has a six-year term bearing interest at either the base rate plus a margin rate of up to 2.0% based on a leverage ratio or the Eurodollar rate plus a margin rate of up to 3.0% based on a leverage ratio. As of September 30, 1999, approximately $185.3 million was outstanding under the senior secured credit facility, including $18.3 million under the revolving loan facility. Borrowing availability under the revolving loan facility is subject to customary conditions, including compliance with the Company's other debt instruments.

         The Preferred Stock provides for cumulative dividends accruing at a rate of 13% per annum. On or prior to August 31, 2004, Stellex may, at its option, pay dividends either in cash or in additional shares of Preferred Stock. After August 31, 2004, dividends may be paid only in cash. The Preferred Stock is mandatorily redeemable on August 31, 2010 at a redemption price equal to 100% of the aggregate liquidation preference thereof, plus, without duplication, accumulated and unpaid dividends to the date of redemption. Stellex may, at its option, redeem the outstanding shares of Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances) or after August 31, 2004 at specified redemption prices together with accumulated and unpaid dividends, if any, to the date of redemption. Under certain circumstances, Stellex may also redeem the Preferred Stock with the proceeds of equity offerings. In connection with the issuance of the Preferred Stock, Stellex granted to the purchaser of the Preferred Stock warrants to purchase shares of common stock in an amount equal to 1% of Stellex's issued and outstanding shares of common stock on the date of grant. The warrants have an exercise price of $0.01 per share. On August 31, 1999, Stellex issued additional warrants to such purchaser such that such purchaser's total warrants represented the right to purchase 3% of Stellex's issued and outstanding shares of common stock. In the event Stellex is not able to redeem the Preferred Stock on or before January 1, 2000 (or March 15, 2000 under certain circumstances), Stellex will be required to grant additional warrants to the purchaser of the Preferred Stock such that such purchaser's total warrants represent the right to purchase 5% of Stellex's issued and outstanding shares of common stock.

         The Company's primary liquidity demands will be for debt service, capital expenditures and working capital needs. During the remaining quarter of 1999, based on the Company's existing operations, anticipated capital expenditures should total less than $2.0 million representing equipment upgrades and maintenance capital spend. The Company enjoys a reputation as a high quality supplier and will continue to support that reputation through appropriate levels of capital expenditures as well as maintenance of its various continuous improvement programs. Based on further positive progress on the commercial and broadband wireless program opportunities now in development at the Electronics segment, Stellex Microwave anticipates a level of capital spending during 2000 of approximately $6.0 million. Further to Stellex Microwave's efforts in developing new market opportunities for the Electronics segment, consistent levels of research and development spending are anticipated through 2000. In addition, Stellex Microwave has a planned facilities relocation in the late summer to early fall of 2000 from the Palo Alto facility to a location in San Jose which may require significant capital spend on leasehold improvements. Discussions with the building developer on leasing terms are currently underway.

         Year 2000 capital spending for the Aerostructures segment is currently under evaluation and could range from $7.0 to $10.0 million. Aerostructures related capital spending would focus primarily on high priority equipment refurbishment programs and additional high-speed machining capabilities to the extent long-term program awards justify the investment.

         Debt service requirements, including scheduled principal repayments, over the next twelve months are estimated to total approximately $36.5 million, assuming interest rates remain relatively stable. There can be no assurances that the Company's substantial debt service requirements will not significantly limit funds available for other purposes, including capital expenditures.

         The Company is currently marketing certain of its owned facilities as sale-leaseback arrangements in order to transfer that invested capital to activities  with a higher rate of return.  However,  no assurances  can be given that such sale-leaseback transactions will be consummated on commercially reasonable terms, or at all. The Company's management believes that, based on its current level of operations and projected growth potential, its anticipated cash flow from operations in addition to anticipated proceeds from sale-leaseback activities and borrowing availability will provide for an adequate level of liquidity to meet its anticipated requirements for working capital, capital expenditures, and debt service.

The Year 2000 Issue

         The Year 2000 issue concerns the inability of information systems to recognize properly and process date-sensitive information beyond January 1, 2000. The critical areas for the Company are viewed as: (1) compliance of products manufactured by the Company (primarily Stellex Microwave), (2) readiness of internal information and business systems, and (3) readiness of key suppliers of products and services. The problem is not limited to computer systems. Year 2000 issues may also affect non-information technology systems that have embedded microchips.

         State of readiness: During 1997 and 1998, the Company initiated an assessment of the impact of the Year 2000 issue on its internal operations and began the development of a plan to bring all of its computer systems into compliance. This focus has been on all systems potentially impacted by the Year 2000 issue, including information technology ("IT") systems and non-IT systems, such as those with embedded chips and factory floor systems. Each operating company has responsibility for its own assessment and correction activities with teams in place at each operating unit. These activities have been periodically monitored by both local and corporate management. At the present time all of the Company's subsidiaries, including newly acquired Phoenix and Precision, have substantially completed their internal IT and non-IT systems reviews for Year 2000 compliance. The remaining procedures involve the completion of compliance testing. Significant vendors and customers have been contacted and queried. Based on the responses of such queries the Company is not aware of any non-compliance issues which would present a material risk to the Company's operations. The Company's subsidiaries will continue to pursue other vendors and customers who have yet to respond.

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

         Costs to address Year 2000 issues: To date, costs to implement and the timeframe contemplated by management to be Year 2000 compliant are based on management's best estimates. The types of expenditures made and expected to be made include hardware and software upgrades, conversion costs, and compliance assessment reviews. Costs incurred to date are approximately $1.5 million, and we expect to incur additional costs of approximately $0.1 million for the remainder of the year.

         Risks associated with Year 2000 issue: The Company believes there is low risk of any internal critical system, embedded system, or other critical asset over which the Company has control not being Year 2000-ready by the end of 1999. The Company continues to assess its risk exposure attributable to external factors, such as suppliers and customers. With respect to outside parties who have responded to requests for information concerning their state of readiness for Year 2000 compliance, they have indicated that their hardware, software, and related non-IT systems are currently or will be Year 2000 compliant within the 1999 calendar year. Evaluation of these issues is continuing and there can be no assurance that additional issues, not presently known to the Company, will be discovered which could present a material risk of disruption to the Company's operations. Such disruptions could result in delays in the delivery or sale of products.

         Contingency plans: A complete contingency plan for suppliers, customers and mission critical systems impacted by Year 2000 issues has been developed and is being re-evaluated in light of worst-case scenarios. One of the greatest areas of exposure is considered to be the ability for vendors to supply critical materials and services. The contingency plan addresses this concern through means such as double and triple sourcing certain critical products and services and evaluation of stockpiling of critical inventory prior to the year 2000 to assure uninterrupted manufacturing. However, the interruption of significant materials or services would likely materially adversely affect the Company's operations.

Impact of Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which defines derivatives and requires that all derivatives be carried at fair value, but also provides for hedging accounting when certain conditions are met. This statement will be effective for fiscal years beginning after June 15, 2000. The Company has recently entered into a capped interest swap arrangement with a bank which would be classified as a cash flow hedge under SFAS 133. The accounting treatment for a cash flow hedge, assuming it is an effective hedge, would require the recognition of other comprehensive income or loss until the forecasted transaction is actually realized, at which time, amounts previously recognized in other comprehensive income would be reclassified to income. In addition, when the cumulative change in the fair value of the derivative exceeds the cumulative change in the fair value of the hedged item, the ineffective portion of the derivative's change is recognized in income. Management has not fully assessed the implications of this new statement on its financial statements, but believes adoption of this statement will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Forward Looking Statements

         Certain statements in this report contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that any forward-looking statements, including statements regarding the intent, belief, or current expectations of the Company or its management, are not guarantees of future performance as they involve known and unknown risks and uncertainties. Actual results may differ materially from those in the forward-looking statements as a result of various factors including, but not limited to: the risks associated with the Company's dependence on a limited number of large customers, the risk of loss of certain significant military programs, the Company's high degree of leverage, operating restrictions contained in the Company's debt instruments, Year 2000 issues, continued decelerations or cancellations of commercial aircraft component orders and predatory pricing tactics within our industry segments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is that of interest rate risk associated with its various debt instruments. On October 15, 1999, the Company entered into a capped interest swap transaction with a bank as part of a dynamic hedging strategy employed to manage its interest rate risk. Under the swap transaction, the Company is obligated to pay the fixed rate of interest equal to 6.05% on a notional amount of $43.0 million for a period of 3 years in exchange for a floating rate of interest based on 3-month LIBOR capped at 6.625% on the same notional amount. Settlements on the swap arrangement will occur quarterly.

At September 30, 1999, the Company's total outstanding debt was comprised of fixed interest rate obligations of $108,492,000 and variable interest rate obligations of $185,300,000.

The table below provides information (in thousands of dollars) about the Company's maturity schedule and fair values of its outstanding debt as of September 30, 1999:

                                 Fixed Rate Debt

                                                            Senior
Year ending     Term Loan   Term Loan    Revolving      Subordinated      Seller
December 31,        A           B       Loan Facility       Notes          Notes        Other
-----------      -------    ---------   ------------        -----          -----        -----

1999            $ 1,250       $   250       $     -          $    -      $     -           47
2000              6,875         1,000             -               -        5,180          266
2001              9,375         1,000             -               -            -        2,609
2002             10,000         1,000             -               -            -          158
2003             11,875         1,000             -               -            -           90
2004             14,375         1,000             -               -            -          121
Thereafter        3,750       104,250       $18,300        $100,000            -           21
              ---------      --------       -------        --------      -------        -----
Total           $57,500      $109,500       $18,300        $100,000      $ 5,180       $3,312
                =======      ========       =======        ========      =======       ======
Fair Market     $57,500      $109,500       $18,300        $ 74,050      $ 5,180       $3,312
Value           =======      ========       =======        ========      =======       ======

Based upon the Company's current level of variable rate debt, a 100 basis points increase or decrease in interest rates will cause an approximate $1.85 million increase or decrease in annual interest expense.

The Company incurred an increase of approximately $75.7 million of variable debt as a result of the Precision Acquisition on April 22, 1999 (See Note 1 to the Notes to the Unaudited Consolidated Financial Statements).

PART II - OTHER INFORMATION

ITEM 1    Legal Proceedings

The Company is involved in various legal action arising in the normal course of business. While it is not possible to determine with certainty the outcome of these matters, in the opinion of management, the eventual resolution of the claims and actions outstanding are unlikely to have a material adverse effect on the Company's financial position or operating results.

ITEM 2:  Changes in Securities and Use of Proceeds

                None

ITEM 3:  Defaults Upon Senior Securities

                None

ITEM 4:  Submission of Matters to a Vote of Security Holders

                None

ITEM 5:  Other Information

                None

ITEM 6:  Exhibits and Reports on Form 8-K

         (a)   Exhibit 27: Financial Data Schedule.

         (b)   Reports on Form 8-K:  None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of New York, State of New York, as of November 15, 1999.



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

               Signature                                     Title                                 Date

/s/    William L. Remley                  Vice Chairman, President, Chief Executive          November 15, 1999
------------------------
       William L. Remley                  Officer, Treasurer and Director of Stellex
                                          Technologies, Inc.

/s/    P. Roger Byer                      Chief Financial Officer of Stellex                 November 15, 1999
--------------------
       P. Roger Byer                      Technologies, Inc. (principal financial
                                          and accounting officer)